Form 10-K
period 1999-12-31
NBC INTERNET INC
filed 2000-03-28
CIK 1089754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                      COMMISSION FILE NUMBER
                            ------------------------
                               NBC INTERNET, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     94-3333463
       (State of incorporation)                (I.R.S. Employer Identification No.)

                                225 BUSH STREET
                        SAN FRANCISCO, CALIFORNIA 94104
                                 (415) 375-5000

         (Address and Telephone Number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $0.0001 PAR VALUE
                                   (CLASS A)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based on the closing sale price of the Class A common stock on the Nasdaq National Market System on February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,168,483,192. Shares of Class A common stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares outstanding of Registrant's Class A common stock, $0.0001 par value, was 31,778,622 at February 29, 2000. The number of shares outstanding of Registrant's Class B common stock, $0.0001 par value, was 24,550,708 at February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NBC INTERNET, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
                                PART I

Item 1.  Business...........................................      1

Item 2.  Properties.........................................     16

Item 3.  Legal Proceedings..................................     16

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................     18

                               PART II

Item 5.  Market Price of and Dividends on the Registrant's
         Common Equity and Related Stockholder Matters......     19

Item 6.  Selected Financial Data............................     21

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................     22

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk........................................     49

Item 8.  Financial Statements and Supplementary Data........     49

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................     50

                               PART III

Item 10.  Directors and Executive Officers of the
  Registrant................................................     50

Item 11.  Executive Compensation............................     50

Item 12.  Security Ownership of Certain Beneficial Owners
  and Management............................................     50

Item 13.  Certain Relationships and Related Transactions....     50

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
  Reports on Form 8-K.......................................     50

Signatures..................................................     54

Financial Statements........................................    F-1

    THIS REPORT ON FORM 10-K, INCLUDING THE DISCUSSIONS IN PART I, ITEM 1 "BUSINESS" AND PART II, ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES" AND SIMILAR LANGUAGE. NBCI'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING OPERATING RESULTS."

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

    We are an integrated Internet media company that combines portal, community, online and on-air advertising, and e-commerce services designed to deliver a comprehensive, next-generation online experience to a global audience. According to Media Metrix reports, our online properties ranked in the top ten of the most visited sites on the Internet in December 1999 with over 14.9 million unique visitors and an aggregate Internet reach among home and work users of 22.9%. We believe that we deliver to our customers enhanced branded services and content and that we place a growing emphasis on offering services that take advantage of Internet ubiquity and broadband access. We integrate fast-growing and premier Web site assets, such as Snap.com, Xoom.com, NBCi.com, NBC.com, VideoSeeker.com and NBC-IN.com and content from AccessHollywood.com. We combine the NBC media brand and related content with the complementary portal and navigation services of our Snap.com Web site and community and direct e-commerce services of our Xoom.com Web site to deliver a comprehensive, entertaining and compelling Internet experience to a broad audience. We enable our advertising customers to purchase integrated online and on-air advertising. We believe our core services will provide the foundation for a next-generation media company whose e-commerce and community orientation will reach a diverse user base through a variety of interactive media, including broadcast and cable television, radio and the Internet.

    We believe that our services create an environment that attracts users and encourages both longer and repeat visits as well as customer loyalty, resulting in a large base of registered members. These services are focused on generating both advertising and e-commerce revenue by allowing advertisers and merchants to reach a broad and segmented audience of Internet users. Our portfolio of content, community and e-commerce services include:

    - ENTERTAINMENT SERVICES: free rich media and broadband content, user-generated content, chat rooms and online greeting cards;

    - INFORMATION SERVICES: free directory, global resources and information, local and personalized content and personal finance information;

    - UTILITY SERVICES: free e-mail, search engine, Web development tools, home pages, digital user storage and software libraries; and

    - E-COMMERCE SERVICES: business-to-consumer services and business-to-business tools, such as auctions, price comparison shopping engine, database marketing, shopping directory, digital wallet, business portal and business directory.

    We believe our ability to aggregate information about our consumers' interests across these online services, in combination with our ability to coordinate on-air advertising with our media partners, will provide cross-selling and promotional opportunities that distinguish us from most of our competitors in the Internet industry. In addition, we have the ability to target customers with advertising and e-commerce opportunities using demographic data and information on buying habits, services used and lifestyle interests. This information is collected on a permission basis, and we use it to assist advertisers in focusing and monitoring the effectiveness of their presentations, as well as to offer relevant e-commerce opportunities. We facilitate these transactions through our direct e-commerce platform and proprietary database management system.

    The total number of registered users on our various properties was over 16 million as of December 31, 1999, with new members registering at the rate of approximately 33,000 per day during December 1999. In December 1999, our Internet properties had over 917 million collective page views. From these users we have generated $20.0 million in revenues from advertising and $15.6 million in revenues from e-commerce for the year ended December 31, 1999. These revenues do not include the revenues generated by Snap.com, NBCi.com, Videoseeker.com and NBC-IN.com for the period January 1 through November 30, 1999.

RECENT EVENTS

    On November 29, 1999 and November 30, 1999, the transactions contemplated by the agreement and plan of contribution and merger, dated as of May 9, 1999, as amended on October 20, 1999, among us, CNET, Inc., Xoom.com, Xenon 3, Inc. and Snap! LLC and by the second amended and restated agreement and plan of contribution, investment and merger dated as of July 8, 1999, as amended on October 20, 1999, among us, NBC, GE Investments Subsidiary, Inc., Neon Media Corporation and Xoom.com were consummated. As a result of these transactions, Xoom.com and Snap became our wholly-owned subsidiaries and we became the owners of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com and of a 10% ownership interest in CNBC.com LLC.

    On January 12, 2000 we entered into a joint venture agreement with Asiacontent.com Ltd., a developer of Internet content, advertising and commerce services in the Asian market. The joint venture is intended to develop and launch comprehensive, localized Internet community, content, portal and shopping services in Korea, Hong Kong, Singapore, Malaysia and Taiwan. These new Web sites will combine our content and technology with localized content and services developed by Asiacontent.com and other local providers to offer users, partners and advertisers in the Asian markets with high quality Internet services focused on local languages. In February 2000, we invested approximately $10.0 million in Asiacontent.com.

    On February 3, 2000, we completed a follow-on offering of our Class A common stock and issued 4,600,000 shares at a price of $81.38 per share. Of the 4,600,000 shares of Class A common stock sold in the offering, 3,650,000 were sold by us and 950,000 shares of Class A common stock were sold by existing stockholders. The Company received net proceeds from the offering of approximately $280.1 million. Concurrent with our follow-on offering there was also a public offering of hybrid equity securities known as Trust Automatic Common Exchange Securities, or TRACES, by the NBCi Automatic Common Exchange Securities Trust which issued 1,250,000 of these securities to the public.

    We completed the acquisition of AllBusiness.com, Inc., a privately held company with approximately 120 employees active in the business-to-business field as of March 7, 2000. The transaction was a stock for stock merger valued at approximately $225 million and was accounted for as a purchase during the first quarter of 2000. In addition, we have assumed the outstanding options of AllBusiness.com. AllBusiness.com's Web site is designed to offer practical solutions to the everyday challenges of starting, managing and growing a business and provides entrepreneurs and small businesses with a single point of access for resources that enhance operations, solve problems and save money. We believe AllBusiness.com will provide a broad platform from which we can develop and integrate our business-to-business services and products.

STRATEGY

    By providing a broad array of professionally created and user-generated content in a single service, we are developing leading integrated media properties on the Internet. We have been upgrading and expanding our portfolio of services to create a more entertaining and dynamic online experience. We believe this focus will enable us to grow our registered user base and increase the level of Internet traffic on our properties. We also capture relevant data on our users to enhance our proprietary database of user demographics and to provide them with more personalized services. A key element of our business strategy is the development and introduction of new services designed for specific user groups with particular demographic characteristics and geographic concentration. To accomplish these goals, we have put into place and continue to use the following strategies:

    - building and enhancing our core brands;

    - increasing content and service offerings to grow our user base;

    - creating a valuable advertising and e-commerce franchise;

    - aggregating users around selected vertical content areas;

    - leading next-generation broadband and wireless initiatives;

    - building our business-to-business offerings;

    - accelerating pursuit of international opportunities; and

    - continuing to develop or acquire leading-edge targeting technology and software.

    Under our brand integration and license agreement with NBC, we are the exclusive vehicle for NBC to operate a general portal service, a broad-based community service and a direct e-commerce service. Our NBC relationship offers us opportunities to access content and extend our brand awareness in defining the next-generation Internet user experience. We leverage NBC's extensive advertising relationships to create ways for advertisers to reach consumers by capitalizing on synergies between on-air and online media. We also have entered into a multi-year television network advertising agreement with NBC enabling us to market our integrated services to viewers of the NBC television network.

    This relationship combined with our offering of free services and content, as well as our large and diverse range of active communities, encourages users of our Web sites to become members. Finally, with our proprietary consumer database of purchasing information, we offer advertisers and e-commerce partners the ability to deliver highly targeted messages and product offerings to our members.

    We have been growing our e-commerce activities through investments, strategic partnerships and complementary acquisitions. We have been building our business-to-consumer e-commerce platform by aggregating buyers, creating targeted promotional opportunities for high quality products and services, and enhancing the user experience to encourage completion of online transactions. Similarly, we have been developing our business-to-business e-commerce platform by leveraging our auction, business portal, business directory and database services. Through our acquisition of AllBusiness.com, we offer a small business portal with which we can provide a broad platform from which we can develop and integrate our business-to-business services and products.

    We will continue to derive revenue from the sale of integrated media and e-commerce services. Our integrated media services include the sale of co-branded Internet, television and radio promotions. We also earn revenue from e-commerce sales, which mainly consist of direct marketing via the Internet through our e-list management and database marketing division.

OUR INTERNET ASSETS, PRODUCTS AND SERVICES

    We provide a comprehensive and compelling online experience to users worldwide via our powerful branded Web properties that incorporate entertainment, information, utility and e-commerce services delivered across all bandwidths. Our select portfolio of online properties is comprised of highly popular, content-rich sites and services geared to specific audiences with various interests and needs.

    OUR INTERNET ASSETS

    SNAP.COM. Snap is currently NBCi's Internet portal service and flagship consumer brand. Snap offers efficient, high-quality Internet search results, comprehensive directory listings, proprietary Resource Centers and content from hundreds of leading Web publishers.

    XOOM.COM. Xoom.com is a leading online community service that provides our members with services such as home page development tools and digital storage space. Members also receive targeted product and service offerings from partner merchants and advertisers.

    NBCI.COM. NBCi.com is our broadband Internet portal service. NBCi.com uses innovative broadband technology to optimize users' access to rapidly evolving forms of content, including video, audio, animation and gaming, to create a richer Internet experience.

    NBC.COM. NBC.com is a full-scale online offering from the NBC Television Network, featuring original online programming, comprehensive backgrounds on the network's shows and stars, interactive promotional campaigns, and innovative online product offerings linked directly to on-air programs. Visitors to the site will find a growing lineup of exclusive video content, show-related games and downloads, exclusive Web content designed to complement and extend NBC shows and network branding into the online space.

    NBC-IN.COM. NBC-IN.com is a resource for valuable local information on the Web, providing access to local content via the Web sites of over 100 local NBC television affiliates nationwide. Users can find promotions, contests and coupons, and various other local information, such as job and real estate listings, eateries and television programming.

    VIDEOSEEKER.COM. VideoSeeker.com is a leading-edge video resource on the Internet-a one-stop, on-demand service featuring popular video content from NBC and third party programmers. VideoSeeker is building a comprehensive video directory on the Web, with popular video content channels and user-friendly search capabilities.

PRODUCTS AND SERVICES

    The following chart illustrates the categories and services that we offer through our online properties and media partnerships:

CATEGORIES                                                  SERVICES
----------                                  ----------------------------------------
Entertainment Services....................  Free rich media and broadband content
                                            User-generated content
                                            Chat rooms
                                            Online greeting cards

Information Services......................  Free directory
                                            Global resources and information
                                            Local and personalized content
                                            Personal finance information

Utility Services..........................  E-mail
                                            Search engine
                                            Web development tools
                                            Home pages
                                            Digital user storage and software
                                            libraries

Advertising Services......................  Online advertising
                                            Television advertising
                                            Radio advertising

E-Commerce Services.......................  Auctions
                                            Price comparison shopping engine
                                            Database marketing
                                            Shopping directory
                                            Business portal
                                            Business directory

    ENTERTAINMENT SERVICES

    FREE RICH MEDIA AND BROADBAND CONTENT. Through NBC.com we offer information and promotion for NBC on-air broadcasts as well as original show extensions developed specifically for Internet users. We provide show descriptions, episode updates, actor biographies, schedule information, "backstage tours", online-only interviews, online show "spin-offs", Internet-only segments and program trivia for NBC entertainment programming. We also adapt program content owned by or licensed to NBC for interactive uses, such as games and photo galleries. Through AccessHollywood.com, we leverage the popularity of an on-air show to attract online users interested in up-to-date entertainment industry news and online extensions of the show. Our Videoseeker.com service is an innovative, on-demand video service with search capability that provides access to various NBC-related and third party video content.

    To provide a more entertaining and dynamic online experience, we have developed several initiatives for an enriched offering of our services to broadband-enabled Internet users. Our Web site, NBCi.com, launched in February 2000, uses innovative broadband technology to optimize users' access to rapidly-evolving forms of content, including video, audio, animation and gaming, to create a richer Internet experience. This service enhances and supports the core functionality of Snap.com by offering multimedia content and navigation services to the expanding number of users with high-speed Internet access. In addition, because NBCi.com is positioned as an alternative rather than a separate product experience, users can switch easily between Snap.com and NBCi.com while keeping all of their personalization and membership settings intact.

    Through our relationship with Telocity, Inc., we expect to offer a co-branded high-speed Internet access service to consumers by the third quarter of 2000. Through this co-branded service, we expect to provide entertainment, shopping, games, search applications and other utility services designed for broadband users.

    USER-GENERATED CONTENT, CHAT ROOMS AND ONLINE GREETING CARDS. Our members can participate in one or more of over 200 topical communities where they can exchange ideas and information. Members may also enter specialized forums, such as Investor Place, Women's Circle or Health & Fitness, where they can gain access to professional content and special product and service offers available only on our Web sites. We also generate significant user created content by offering members the tools necessary to create their own personalized Web sites and then provide the digital storage space to add their sites to the Internet. Our community services include user created content, chat, bulletin boards, electronic newsletters, online greeting cards, games and other services, which enable us to attract and retain customers. These services help us build a long-term relationship with our visitors and members. By serving as a virtual meeting ground for many people, we continue to broaden our reach and increase the opportunities for our advertisers and e-commerce partners.

    INFORMATION SERVICES

    FREE DIRECTORY. The Snap Directory is a hierarchical listing of Web pages that have been selected and summarized by us into 22 topical categories. The Snap Directory enables a user to click on an entry and look through a hierarchy of relevant Internet sites for various areas of interest. Our directory assists the user by providing abstracts for each entry. The Snap Directory is hand built by our editors, and we believe that searches through our directory return more accurate results than searches through most of our competitors' mechanically compiled directories. As of December 31, 1999, our directory contained over 660,000 entries.

    Our LiveDirectory is a unique service that allows our members to submit their Web sites and any other Web sites to our search and navigation service quickly and easily. The LiveDirectory combines relevancy algorithms licensed from GlobalBrain.net, Inc. with our search engine technology and enables our members to monitor when updates to their submitted Web sites occur and to determine the popularity of such Web sites. The LiveDirectory is continually updated by the addition of new sites by submitting members and ensures that our collection of searchable Web sites remains up to date. The LiveDirectory is created and maintained through a combination of GlobalBrain.net, Inc.'s proprietary popularity ranking process and by our editors, who choose the most popular and significant Web sites included in the LiveDirectory for inclusion in the Snap Directory. We also own a 10% interest in GlobalBrain.net, Inc.

    GLOBAL RESOURCES AND INFORMATION. We maintain direct links to MSNBC News, MSNBC Sports and CNBC.com, which provide users with access to breaking news, worldwide sports and financial information, respectively. Content from national news magazine shows such as Dateline NBC is available via links to MSNBC.com, and users can link to NBC's site devoted to the Olympics through NBC.com. We also offer a platform to gather information from and interact with national and international government agencies.

    LOCAL AND PERSONALIZED CONTENT. The NBC-IN.com Web site serves as a portal to a network of local news and information Web sites developed in collaboration with 104 NBC-owned and NBC-affiliated television stations throughout the United States. When a user identifies a particular city of interest, NBC-IN.com enables the user to connect with the Web site of the local NBC-owned or NBC-affiliated station in that city. On the local station Web sites connected by NBC-IN.com, users can access news, sports and weather from MSNBC and, in the case of NBC affiliates, the local station itself. Users can also access services, such as job searching, local advertising for real estate and automobiles, restaurant reviews and telephone directories customized for the relevant geographic area. Information from local government agencies is also available through our Web sites. Most of the content appearing on the NBC-IN.com Web sites is obtained from unaffiliated content providers, often through exclusive relationships with

NBC-IN.com. The NBC-IN.com network of station Web sites offers advertisers a city-by-city advertising platform tailored to local needs with on-air and online cross-promotion, anchored by the NBC brand. We provide a portion of each local site's content through strategic relationships with Web sites, such as Realtor.com, Auto-by-Tel and CareerBuilder. These content providers pay a fee to NBC-IN.com to furnish search or other functionality in a particular category such as auto and real estate sales, apartment rentals, telephone directory services and job searching services for the geographic areas covered by each site throughout the NBC-IN.com site network. As subsidiaries of NBC, the 13 stations owned by NBC have historically included all content furnished by NBC-IN.com on their Web sites, but they are not presently under a written obligation to do so.

    In addition to providing users local information through NBC-IN.com, we have developed a number of personalization tools, integrated in the MySnap service, that allow users to compile and format Internet content and advertising information according to their specific interests. MySnap allows users to create permanent filters for continually changing Internet-based information, such as stock quotes, weather and sports scores, compile linked news headlines in selected categories, and access personalized locally-relevant information, such as movie and television listings, simply by entering a zip code. MySnap also offers e-mail and a reminder feature with access to value-added Internet content. MySnap seeks to complement our comprehensive search functionality by positioning Snap.com and NBCi.com as a single source for users' recurring information needs.

    UTILITY SERVICES

    E-MAIL. We offer members free e-mail accounts that allow them to check e-mail from anywhere at any time. The sophisticated e-mail service includes a filter that enables the user to easily choose to receive only certain types of e-mails.

    SEARCH ENGINE. Our search capability allows users to execute query-based searches of the Web and other premium content databases or the Snap Directory. A search can be effected using simple keywords, phrases or full text natural language searches. In addition to its general search function, Snap.com also offers users a more focused or "search only" service that allows for special search expressions. Our exclusive license agreement with GlobalBrain.net for its proprietary search technology enables our search engine to rank sites by user preferences and formulate a search response that reflects the popularity and relevance of the sites to which the user is referred. The GlobalBrain.net technology also will enable the customization of search results for different user groups, by reflecting differences in preferences based on country of residence, occupation, age or other variables we choose to set.

    We also have created Snap "Guides to" resource centers to provide a comprehensive, targeted first stop for searches in popular areas of interest on Snap.com. Snap's resource centers serve as "mini-portals", delivering intelligently compiled search results in over 500 niche areas of interest. In addition, because our product managers can build resource centers and assemble relevant content quickly, we have used resource centers to build search capability opportunistically around topics of current interest as well as contextual programming developed through our strategic relationship with NBC. Resource centers provide full-service access to information sources as well as to e-commerce opportunities, enabling users to commence and complete transactions, from locating a source of information about a particular service or product, to identifying appropriate providers and finally to consummating a transaction for the specific product or service needed.

    WEB DEVELOPMENT TOOLS, HOME PAGES, DIGITAL STORAGE AND SOFTWARE
LIBRARIES. We offer Web development tools that allow our users to build personal Web sites complete with the latest in Web page features, such as multimedia capabilities, counters that track and gather useful data about Web site visitors, clip art and streaming video. In addition to providing tools to build the Web sites, we also provide the digital storage that allows our members to add their sites to the Internet. Members can also set up direct links to their personal Web sites, allowing them to take advantage of our services without the need to access our

Web site directly. We also offer many free downloadable software choices from our extensive free software library. Our members rely on us to provide them with continually updated and expanded software choices that further enhance their online experience. These services strengthen our relationship with our members and incentivize them to provide the valuable personal information that our advertisers and e-commerce partners use to offer our members targeted products and services.

    ADVERTISING SERVICES

    We offer our advertising customers a variety of advertising opportunities on our Web sites. Further, we have entered into agreements with NBC and Clear Channel Broadcasting, Inc. to purchase advertising on the NBC television properties and Clear Channel's radio stations. Through our access to this on-air media, we offer our advertising customers an opportunity to purchase integrated and co-branded online and on-air advertising.

    We have a direct sales organization, located in New York and San Francisco, which is dedicated to developing and maintaining close relationships with top advertisers and leading advertising agencies nationwide. As of December 31, 1999, we had 74 employees in our direct sales organization. Our sales organization is focused on selling advertising on all of our online properties, as well as co-branded advertisements on television and radio. Our sales organization consults regularly with advertisers and agencies on design and placement of their Web-based and on-air advertising, provides advertisers with advertising measurement analysis and focuses on providing a high level of customer service and satisfaction.

    Advertisers and advertising agencies typically enter into short-term agreements, of an average of one to two months in duration, under which they receive a guaranteed number of impressions, i.e., the number of times an advertisement is seen by a user, and in specific cases, a guaranteed number of on-air television and radio advertisements for a fixed fee. We have experienced, and expect to continue to experience, a variable renewal rate for our advertising contracts. Advertising on our Web sites currently consists primarily of banner-style advertisements that are prominently displayed at the top of pages on a rotating basis throughout our Web site. From each banner advertisement, viewers can directly access the advertiser's own Web site through a hyperlink, thus providing the advertiser an opportunity to directly interact with an interested customer.

    We have signed a number of long-term sponsorships of a minimum of six months duration as a result of the growth in reach of our Web sites and the desire of advertisers to reach our membership and user base. Such sponsorships generally provide for specific placement on our online properties and the delivery of a minimum number of impressions over the course of the contract. We have signed such agreements with Job Options.com, LLC and NECX Direct LLC, among others.

    During the year ended December 31, 1999, we had approximately 642 advertisers on our Web sites. For the year ended December 31, 1999, the five largest advertising customers, JobOptions.com, BuyItNow.com, LLC, NECX, Snap.com and Beyond.com, accounted for approximately 17% of advertising revenue (approximately 9% of total net revenue). The following is a list of our top 15 advertising customers by net revenue for the year ended December 31, 1999:

About.com/The                  eBay                      Prize Point
Mining Co.                     Hypernix-Gooey            Snap.com
Beyond.com                     Icom                      Teknosurf
BuyItNow.com, LLC              JobOptions.com, LLC       VR Services
CNET                           NECX Direct LLC           Zing
Cyberworld Group

    E-COMMERCE SERVICES

    AUCTIONS. We offer our individual and business members the ability to sell and buy goods via online auctions. Our service permits member sellers to list items for sale, member buyers to bid on items of interest and users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available 24 hours a day, seven days a week. Our basic and advanced search capabilities are available for users of the auction service to search for and identify items of interest. Non-member sellers pay a nominal placement fee for an item based on the seller's minimum price for the item. At the end of the auction period, if a bid exceeds the seller's minimum price, we automatically notify the buyer and seller via email and then the buyer and seller consummate the transaction independently of us. Buyers are not charged for making bids or purchases through us. At no point during the process do we take possession of either the item being sold or the buyer's payment for the item. Following completion of a transaction, each user is able to submit compliments or criticism to the trading profile of the seller. As we continue to develop and refine our auction sites, we expect to build in many more modern features that are a natural product extension, for example "group" buying.

    PRICE COMPARISON SHOPPING ENGINE. To assist members in their online purchases, we provide an online comparison shopping guide and purchasing service. This service allows consumers to easily and quickly shop online for the products they want at prices they desire. This technology also enables us to collect valuable e-commerce related data about our online buyers, including information about their preferences and purchase history. We use this data to better target online buyers with products and services based on their individual needs. We also provide a shopping service that brokers consumer transactions, serving as an infomediary between online shoppers and more than 300 merchants, allowing consumers to easily and quickly compare prices and shop online, without having to navigate through multiple merchant Web sites. To enhance the shopping experience, we also offer free, objective and up-to-date reviews of top products in dozens of merchandise categories, provided by Productopia, Inc., a third party product review service. Along with third party reviews by Productopia, users of the comparison engine also have access to unbiased merchant quality rankings from BizRate.com, a leading Internet merchant rating site.

    DATABASE MARKETING. Through NBCi Direct, our e-list management and database marketing division, we market products and services and deliver other email marketing campaigns to our growing member base. NBCi Direct enables our clients to target, transact with and retain customers via one-on-one direct email marketing. Further, through NBCi Direct, we believe we have created an innovative online sales channel with low customer acquisition costs. We have gathered a significant base of information about our members through registration information, responses to promotional campaigns and purchasing information obtained from third parties. As more members join our Web sites Xoom.com and Snap.com, participate in our topical communities and use our other free services, and as we obtain additional purchasing history data, the level of information about our members will continue to grow. To become a member, a visitor must provide a valid e-mail address as well as permission to be re-contacted with targeted news and product offers by e-mail. We apply a sophisticated direct e-commerce approach to generate product sales and deliver email marketing campaigns. NBCi Direct also enables our clients to generate product sales from and deliver email marketing campaigns to their customer bases. Unlike traditional direct marketing campaigns, which typically use paper-based promotional materials delivered by mail, our campaigns use regular e-mails to communicate offers to members, significantly reducing the cost of reaching the consumer. The interactive nature of the Web enables us to present such offerings in a more complete and dynamic manner than allowed by paper-based delivery systems. Prior to introducing new product offerings to our entire membership base, we select a subset of members for the purpose of test-marketing a campaign. We have developed campaign-management software that uses statistical techniques to analyze a test campaign and to predict the expected response rate to such a campaign if it is rolled out to a larger group of members. We can also analyze the effects of variations in price, graphics and copy. Results are usually available in less than one day. On the basis of these tests, we select product offers for a larger audience and modify them to maximize response rates, sales, profitability and member retention. Testing also increases the accuracy of our forecasts of product demand. As a result, we typically are able to carry small amounts of inventory, thus lowering overhead and the risk of write-offs.

    SHOPPING DIRECTORY. We offer our visitors and members a variety of shopping opportunities through our shopping directory. We facilitate online transactions by providing custom tailored buying opportunities for visitors and members and enabling customers to easily buy products or services from a wide variety of suppliers in a seamless, "one stop shopping" experience. In addition to offers via e-mail, members may purchase products through various themed areas on the Xoom.com and Snap.com Web sites, such as Investor Place and Health & Fitness and other sites controlled by us, such as the Xoom.com shopping channel. Under our Buyer's Club, our partners allow us to offer their users the ability to receive pre-approved direct e-mail offers from us. In return, we offer to manage their e-mail databases, offer to share revenue from product sales and offer our e-commerce solutions. We currently manage approximately 2.5 million e-mail addresses and third party sites, including Roxy.com, Talk City, Ulead Systems and NameSecure.com. In addition, we have access to over one million other e-mail addresses from third party sites who prefer to send these direct e-mail offers themselves. These partners include BuyItNow, BuyONet.com and Mplayer.com, among others.

    BUSINESS PORTAL. We offer our small business users a variety of business services, resources and e-commerce opportunities at our business portal located at business.snap.com. This site offers services provided on other areas of our Web sites but tailored for business users as well as co-branded services provided by our partners. Services and resources available to business users at our business portal include an online calendar and address book, free business cards, assistance with developing a business plan and corporate credit cards.

    BUSINESS DIRECTORY. Our global business directory provides a listing of over seven million businesses in 250 countries. Over 750,000 of the businesses listed in our directory have elected to become registered members. Membership enables them to get a premier listing in our directory and provides them an opportunity to receive targeted e-commerce product and service offers.

STRATEGIC ALLIANCES

    NBC BRAND INTEGRATION AND LICENSE AGREEMENT. We have an agreement with NBC that allows us to use the "NBC" trademark, multicolor logo and soundmark on our Web properties. This agreement will assist us in building our core brands and help us to turn a large portion of the NBC television viewers into NBCi online members. The license agreement grants us the exclusive right to use the Web site addresses of NBC.com, VideoSeeker.com and NBC-IN.com, in connection with interactive delivery of content from NBC's television programming. NBC retains the title to such Web site addresses.

    The license agreement also grants us an exclusive license to use, reproduce and display on our Web sites short content from some NBC television programs. Our agreement contains limited non-competition provisions restricting both parties from competing with each other in various areas of business. For example:

    - both parties are limited in their ability to authorize co-branding of any of the their respective properties, products or services by a competitor of the other;

    - neither party can invest in, purchase or loan money to a competitor of the other; and

    - NBC has granted us first look rights in relation to acquisitions of our non-primary competitors and related businesses.

    The license agreement will continue in perpetuity unless terminated on grounds set forth in the license agreement, including:

    - by either party, if NBC or its subsidiaries no longer own at least 5% of our outstanding stock; or

    - by NBC, in the event we experience a change of control.

    VALUEVISION/SNAPTV. To expand the market for our e-commerce services and obtain direct access to the cable television audience, on September 13, 1999, we entered into a strategic alliance with ValueVision International, Inc., consisting of re-branding and electronic commerce agreements, including television home shopping, Internet shopping and direct e-commerce initiatives. Under the terms of the agreements, Snap granted ValueVision a ten-year, exclusive license to use Snap's "SnapTV" trademark for the purpose of operating a television home shopping service and a Web site at www.snaptv.com in exchange for a royalty of 20% of gross revenues received from Internet users in connection with commerce opportunities on the SnapTV Web site. ValueVision's television home shopping network, currently called ValueVision, will be re-branded as SnapTV. The re-branding will be phased in during the first half of 2000. This partnership is an important part of our strategy to gather members from various media sources and become a fully integrated media company.

    We will become the exclusive direct electronic commerce partner for SnapTV, managing all such initiatives, including database management, e-mail marketing and other sales efforts. Direct online shopping offers will include our products and services, as well as SnapTV merchandise. We will share revenues with ValueVision from all such initiatives. ValueVision and Snap will roll-out a new companion Internet shopping service, SnapTV.com, featuring online purchasing opportunities that spotlight products offered on-air along with online-only e-commerce opportunities offered by SnapTV and our merchant partners. In addition, we have the exclusive right to sell all Internet advertising on SnapTV.com and will retain 50% of the revenues generated from such advertising. The SnapTV.com online store will be featured prominently within Snap.com's shopping area.

    CLEAR CHANNEL BROADCASTING. We have entered into an agreement with Clear Channel Broadcasting, Inc., a globally diversified media and outdoor advertising company, which operates, or is affiliated with over 500 radio stations worldwide. The agreement provides that we, through Xoom.com, will be the exclusive provider of free Web site space, chat rooms and Web e-mail on 474 Clear Channel Web sites and that we, through Snap.com, will be the premier provider of search and directory services on all Clear Channel Web sites. Although we can promote Xoom.com or Snap.com on the Clear Channel Web sites, we cannot display the NBC brand. We, through Xoom.com, also has the exclusive right to send direct advertising and marketing offers to members associated with the services provided by Xoom.com on the Clear Channel Web sites. Additionally, we have agreed to purchase at least $3.5 million per year of advertising on the Clear Channel radio network and billboards. This partnership broadens our reach beyond the Internet and television into radio, thereby strengthening our position as a truly integrated media company.

    TELOCITY. In December 1999, we entered into a strategic partnership with Telocity, a national broadband service provider, to bring "plug and play" broadband Internet services to home residences. Under the agreement with Telocity, we expect to provide a co-branded, high-speed Internet access service to consumers by the third quarter of 2000. Under the agreement, we will also promote Telocity's "plug and play" technology, a service that enables consumers to obtain broadband services through the installation of a digital subscriber line modem without additional telephone or computer equipment. This partnership enables us to remain at the leading edge of broadband network growth and helps position us as a dominant broadband content provider.

    CNBC.COM. We currently own a 10% interest in CNBC.com and a subsidiary of NBC owns the remaining ownership interests. CNBC.com is an online service that provides financial information and analytic tools that is generated by CNBC and other sources. Our equity interest is subject to restrictions against transfer by us. Our equity interest has no governance rights with respect to CNBC.com other than the right to vote such equity interest with respect to matters requiring approval by a vote of equity holders of CNBC.com under the limited liability company agreement of CNBC.com. However, as the indirect holder of the remaining 90% interest in CNBC.com, NBC will have effective control over any matters subject to approval by a vote of equity holders. In addition, in the event that NBC assigns or transfers more than 50% of the equity interests in CNBC.com to a third party, NBC may compel us to transfer our equity interest in CNBC.com as well, and in some circumstances we may compel NBC to include our equity interest in such a transfer by NBC.

    ASIACONTENT.COM LTD. In January 2000, we entered into an agreement with Asiacontent.com Ltd., a leading provider of Internet content, advertising and commerce services to Asian markets to form a joint venture to launch community, content, Internet portal and shopping services in Korea, Hong Kong, Singapore, Malaysia, Taiwan and other Asian countries. Under the terms of the multifaceted agreement, we own a 35 % stake in the venture, with an option to increase that stake to 60 %. Asiacontent.com Ltd. currently owns a 65 % stake in the venture. Additionally, as part of the agreement, we have acquired a minority equity interest in Asiacontent.com Ltd.

    In the normal course of business, we have entered into a number of strategic alliances with a variety of online properties to increase the distribution of our products and services, to obtain access to content and to provide our members with access to unique services and technologies.

MARKETING

    Our strategy is to leverage the promotional reach of NBC to turn television viewers into visitors and registered members. We intend to stimulate brand awareness and user demand for our services through integrated marketing elements including outdoor, television, radio and Internet advertising as well as promotions and sponsorships. We also seek to leverage the marketing reach of our distribution partners and content providers through a range of joint marketing programs, such as the SnapLENS initiative, which enables rapid creation of customized versions of our Snap.com Web site. In addition, we cross-promote our services with content providers though advertising swaps in both traditional and online media.

    We have also entered into distribution agreements with selected Internet companies to increase our reach. For example, since February 1999, Snap.com has been listed as a search and navigation service on Netscape's Netcenter Web site accessible via the "Internet Search" button, for which we pay Netscape a fee based in part on the number of visits to our Snap.com Web site initiated through Netscape. Netscape currently displays eight premier providers, including Snap.com, on an equal placement basis, and has agreed to limit the total number of premier providers to nine. Snap's agreement with Netscape has a term of one year, expiring June 30, 2000.

ADVERTISING

    We believe we can leverage our relationship with NBC to offer advertisers cross-promotion capability by coordinating network advertising with a variety of advertising opportunities on our Web sites. Through our relationship with NBC, we have the ability to coordinate advertising strategies to reach NBC's substantial broadcast and cable television viewing audience. In addition, the capabilities of the Internet have increased advertisers' emphasis on tracking users carefully to connect with audiences that fit specific buying profiles. Targeted Internet advertising campaigns, through directory and channel advertisements or keyword advertisements, provide opportunities to engage in high response, product-specific advertising. In order to provide such audiences to advertisers, services and sites must develop technologies to enable them to conduct complex demographic profiling of consumers. We have developed a registration methodology and underlying databases that enable us to differentiate among users. Through user segmentation, we intend to continue to provide highly-targeted content selected by our editors in conjunction with related e-commerce opportunities, increasing the effectiveness of advertising messages.

CUSTOMER SERVICE AND SUPPORT

    We believe that the strength of our customer service and technical support operations is critical to our success in maintaining our membership base, increasing membership and encouraging repeat usage and purchases. We have established a team of customer service and technical support professionals who process inquiries and monitor the status of orders, shipments and payments, operating from 7 a.m. to 6 p.m. Pacific time Monday through Friday. Members can access customer service by e-mail and through a toll-free telephone number. We intend to enhance and automate the e-mail response portions of our customer service and technical support operations in the near future.

TECHNOLOGY AND INFRASTRUCTURE

    We use Exodus Communications, Inc. and GlobalCrossing Global Center to house our network servers and to provide and manage power and maintain the correct environment for their networking and server equipment. We intend to standardize our network and mail platforms between our principal and satellite offices. In addition, we will seek to standardize the hardware and software used by our various businesses by making purchases through a select group of vendors. We do not presently expect to incur any material costs due to the consolidation of vendor and supplier relationships. We will continue to strive to rapidly develop and deploy high-quality tools and features into our systems without interruption or degradation in service. In addition, we will continue to upgrade and expand our server and networking infrastructure in an effort to ensure fast and reliable access to our Web sites.

    We have developed an open standard hardware and software system that is designed for reliability. Our system architecture is based on a distributed model that is highly scalable, flexible and modular, emphasizing extensive automation and a high degree of redundancy that is designed to minimize single points of failure. The system integrates site management, network monitoring, quality assurance, transactions processing and fulfillment services. Currently, the system has 2.5 terabytes of unformatted disk space and has a peak bandwidth of over 300 megabits per second.

    We also use third party and public domain server software that we have optimized internally, and internally developed tools and utilities. Requests for files are distributed to the appropriate servers using load distribution and balancing hardware. We also employ in-house monitoring software that includes automated diagnostic programs and intelligent agents that test and measure system response, create reports for evaluation by technical staff and generate pager calls in the event of system failures. Additional software monitors abuse of the site by members and potential hackers. Reporting and tracking systems generate daily membership, order and campaign reports. Membership and mailing engines allow for efficient deployment of member data and targeting of e-mail campaigns.

    We store member-generated content on a redundant array of independent disks. We store member profile information on multiple disk arrays using Oracle and Sybase database software and back it up on long-term tape storage devices on a daily basis. We will continue to upgrade and expand our server and networking infrastructure in an effort to maintain and improve fast and reliable access to our Web sites and communities. Any system failure that causes an interruption in service or a decrease in responsiveness of our Web sites could result in less traffic on the Web site and, if sustained or repeated, could impair our reputation and the attractiveness of our brands.

    Exodus and GlobalCrossing Global Center connect our Web sites to the Internet via multiple links on a 24 hours a day, seven days per week basis. Exodus and GlobalCrossing Global Center also provide and manage power and maintain the correct environment for our networking and server equipment. We manage and monitor servers and networks remotely from our headquarters in San Francisco, California. We strive to rapidly develop and deploy high quality tools and features into our system without interruption or degradation in service. Any disruption in the Internet access provided by Exodus or GlobalCrossing Global Center, or any interruption in the service that Exodus or GlobalCrossing Global Center receives from other providers, or any failure of Exodus or GlobalCrossing Global Center to handle higher volumes of Internet users to our Web sites could have an adverse effect on our business, results of operations or financial condition.

    We developed our current search engine technology based on a collection of third party licensed proprietary tools. Our engineers developed an enhanced search technology to offer an approach to information retrieval that provides users with enhanced levels of accuracy, relevancy, comprehensiveness and speed. Our search engine includes built-in ranking algorithms with search features geared toward advanced users, accessing producer-selected content from over 100 leading Web publishers and information from over 300,000 third party Web sites while using Inktomi's index of over 100 million Web pages to provide a comprehensive and seamless search experience. Our search results are enhanced by the GlobalBrain.net proprietary search technology that enables our search engine to rank sites by user preferences, formulate search responses reflecting the popularity of Web sites and customize search results for specific user groups.

    Our search engine seeks to deliver relevant search results, emphasizing high precision and recall functionality in responding to user queries. In addition, due to the dynamic nature of the Internet, the retrieval of up-to-date information has become another key factor for the evaluation of Internet search services. To bring current information to the user, our producers continually refresh Snap's database of Web pages and regularly update the database with new Web pages. For every search, our innovative response compilation technology allows the importation of producer-selected data collections into our system and gives users ready access to highly relevant results via targeted links to related Web site addresses.

    We have no fulfillment operation or warehouse facility of our own, and currently rely primarily on Banta Global Turnkey Corporation for warehousing and fulfillment services. We use automated interfaces for accepting, sorting and processing orders to enable us to achieve the most rapid and economical purchase and delivery terms. We process approximately 90% of orders online, with the remainder by telephone, fax or mail.

COMPETITION

    The market for our products and services continues to develop and rapidly evolve and is characterized by an increasing number of market entrants with competing products and services. We expect that competition will continue to intensify with brand name recognition becoming an increasingly important competitive factor. To achieve brand name recognition, Internet companies are consolidating a broad array of products and services under a single brand. For example, recently a number of significant acquisitions and strategic plans have been announced involving some of our competitors, including:

    - America Online's acquisition of Netscape and its proposed merger with Time Warner, Inc.;

    - CMGI's acquisition of 83% of AltaVista;

    - Disney's acquisition of the remaining interest in Infoseek not already owned by Disney;

    - @Home Network's acquisition of Excite; and

    - Yahoo!'s acquisitions of GeoCities and Broadcast.com.

    These acquisitions and proposed strategic relationships will result in more formidable competitors, some of whom are aligned with other media companies.

    A number of companies offer competitive products and services addressing many of our target markets. These companies include Alta Vista, America Online (including AOL.com, Netcenter and ICQ), Disney (including the Go Network, which is jointly operated with Infoseek), Excite@Home, Lycos (including Hotbot and Tripod), Microsoft (including msn.com) and Yahoo! (including GeoCities and Broadcast.com). In addition, our businesses will compete directly with a great number of other Internet sites and other media companies across a wide range of different online services with advantages in expertise, brand recognition and other factors. For example, we will compete with other community Web sites such as iVillage and theglobe.com, content Web sites such as ESPN.com and local content Web sites such as Ticketmaster Online-CitySearch.

    We also expect intense competition in the e-commerce market from an ever-increasing number of companies selling goods and services over the Internet, particularly goods and services that relate to the use of computers. These competitors include Amazon.com, CompUSA and Egghead's Egghead.com.

    We believe the principal factors upon which we will compete will be brand name recognition and our ability to offer advertisers and e-commerce partners a large user and membership base. In addition to brand name recognition, our ability to increase our user and membership base will be dependent upon our ability to differentiate ourselves by the quality and variety of our product and service offerings, including the variety and depth of content offered on our online properties. Our ability to attract users is also dependent upon strategic alliances and distribution relationships we execute. We believe the breadth and quality of our service and product offerings, including our broadband capabilities and our large and varied membership base, together with our relationship with NBC, will enable us to effectively compete with our competitors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    We view our technology as proprietary and will try to protect it under existing United States and international laws relating to protection of intellectual property. We have developed internal procedures to control access and dissemination of our proprietary information. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. Protecting our intellectual property against infringement could result in substantial legal and other costs and could divert our limited management resources.

    Some of our technology is based on technology licensed from third parties. As we introduce new services, we may need to license additional technology. If we are unable to license needed technology on a timely basis and on commercially reasonable terms, we could experience delays and reductions in the quality of our services, all of which could adversely affect our business or results of operations. Our reputation and the value of our proprietary information could also be adversely affected by actions of third parties to whom we license our proprietary information and intellectual property. If someone asserts a claim relating to proprietary technology or information against us or our subsidiaries, we may seek licenses to such intellectual property. We cannot assure you, however, that we could obtain these licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could have an adverse effect on our business or results of operations.

    Although we do not believe our businesses infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert claims against us in the future. From time to time, our businesses have been subject to claims of alleged infringement of intellectual property rights of others on the basis of the actions of such businesses and the content generated by their members and users. These categories of claims, whether or not meritorious, could result in litigation and become a drain on our management and financial resources. If successful, claims of this nature could subject us to liability, injunctive relief restricting our use of intellectual property important to our operations, and could ultimately cause us to lose rights to some of our intellectual property. Any of these events could have an adverse effect on our business or results of operations.

EMPLOYEES

    As of December 31, 1999, we had approximately 635 full-time employees. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly-qualified technical and management personnel, for whom competition is intense. From time to time, we will employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement.

ITEM 2.  PROPERTIES

    Our headquarters are currently located in a leased facility in San Francisco, California, consisting of approximately 187,000 square feet of office space, which is under an operating lease that expires in March 2010. We lease two additional office spaces in San Francisco including one space of approximately 26,000 square feet which is under an operating lease that expires in July 2007, and one space of approximately 97,000 square feet which is under an operating lease that expires in April 2000.

    In addition to our San Francisco offices, we are also leasing office spaces in New York, New York consisting of approximately 32,000 square feet and Los Angeles, California consisting of approximately 15,000 square feet of office space. We also occupy office space in Seattle, Washington and Chicago, Illinois.

ITEM 3.  LEGAL PROCEEDINGS

    As a recently formed company, NBCi is not directly subject to any pending or threatened litigation. NBCi's operations and financial performance, however, may be affected by pending litigation against Xoom.com and Snap.com or our other subsidiaries or online properties.

    Zoom Telephonics, Inc. filed a lawsuit against Xoom.com in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations. In April 1999, Zoom Telephonics filed a motion for preliminary injunction to stop Xoom.com from using any mark containing "Xoom". In October 1999 the court denied Zoom Telephonics' motion for a preliminary injunction but allowed Zoom Telephonics to request the court to reconsider the motion if the Xoom.com merger did not close by October 31, 1999. On November 3, 1999, Zoom Telephonics filed a motion to renew their previous motion for preliminary injunction. On November 17, 1999, Xoom.com filed an opposition to Zoom Telephonics' motion to renew its previous motion for a preliminary injunction. We believe that the claims asserted by Zoom Telephonics are without merit, and we intend to defend against them vigorously. We cannot assure you, however, that the results of this litigation will be favorable to us. An adverse result of the litigation would seriously harm our business and results of operations, particularly if the litigation forces us to discontinue our use of the Xoom.com mark. Any name change could result in confusion to customers and investors, which could adversely affect the results of our operations and the market price of the common stock.

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright in certain images that a third party, Sprint Software Pty Ltd, had licensed to Xoom.com. Some clip art images that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product and licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. Imageline claims that Xoom.com's infringement of Imageline's copyrights is ongoing. Xoom.com engaged in discussions with Imageline, but were unable to reach any agreement regarding a resolution of this matter. On August 27, 1998, Xoom.com filed a lawsuit in the United States District Court for the Eastern District of Virginia against Imageline, certain parties affiliated with Imageline and Sprint Software regarding Xoom.com's and the licensees' alleged infringement of Imageline's copyright in certain clip art that Xoom.com licensed from Sprint Software. The lawsuit sought, among other relief, disclosure of information from Imageline concerning the alleged copyright infringement, a declaratory judgment concerning the validity and enforceablilty of Imageline's copyrights and copyright registrations, a declaratory judgment regarding damages, if any, owed by Xoom.com to Imageline and indemnification from Sprint Software for damages, if any, owed by Xoom.com to Imageline. There is no contractual limitation on Sprint Software's indemnification. While we are seeking indemnification from Sprint Software for damages, if any, we cannot assure you Sprint Software will be able to fulfill the indemnity obligations under its license agreements with Xoom.com. On September 17, 1998, Imageline filed a counterclaim, which Imageline amended in January 1999, seeking up to $60.0 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for summary judgement. On April 5, 1999, the court granted one of Xoom.com's motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images. Further, we are subject to an indemnification claim made by International Microcomputer Software, Inc. ("IMSI") in connection with a judgment entered in favor of Imageline and against IMSI in connection with the infringement of Imageline copyrights. We may be subject to similar indemnifications by third parties. Based on the discussions with Imageline, we believe the range of liability related to this matter is from $0 up to $10,000,000; however, we believe it is unlikely that the liability would exceed $1,000,000. Accordingly, we reserved $1,000,000 for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. We believe that the $1,000,000 reserve represents a reasonable estimate of the loss that could be incurred in the Imageline dispute. Based on information available to date, management does not believe that the outcome of this matter will seriously harm our financial position, results of operations and cash flows over and above the $1,000,000 accrued in the 1997 financial statements. If our reserves are not adequate to defend this claim, the resulting outcome could seriously harm our business, results of operations, cash flows or financial condition.

    Snap filed a complaint against CityAuction, Inc. and Ticketmaster Online-CitySearch in March 1999 in connection with an agreement entered into between Snap and CityAuction to promote CityAuction's online auction site in exchange for monetary compensation and warrants to purchase shares of CityAuction. This matter is presently pending in Superior Court in San Francisco, California. Snap is claiming that CityAuction breached the agreement by refusing to honor Snap's exercise in February 1999 of its CityAuction warrants, failing to make a $125,000 payment due to Snap and failing to provide Snap with notice of CityAuction's pending acquisition by Ticketmaster Online-CitySearch. Snap is also claiming that Ticketmaster Online-City Search induced CityAuction to breach its contractual obligations to Snap. Snap is seeking damages, injunctive and equitable relief of not less than $5.0 million from CityAuction, in addition to damages from Ticketmaster
Online-CitySearch Inc. for intentional interference with the Snap and CityAuction agreements. CityAuction has filed a cross-complaint against Snap seeking rescission of its promotion agreement with Snap, restitution of not less than $125,000 and unspecified damages for Snap's alleged failure to perform the promotion agreement. This matter is in the discovery stage. An unfavorable outcome in this litigation would deny us the economic benefit of the claimed payments and our stock ownership in CityAuction and expose us to a damage judgment in favor of CityAuction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 24, 1999, prior to the consummation of the transactions contemplated by the merger agreement whereby Snap and Xoom.com became our wholly-owned subsidiaries, we held a Special Meeting of our sole stockholder. At this special meeting our sole stockholder voted all of its shares in favor of the following matters:

        1. A proposal to approve and enter into the agreement and plan of contribution and merger, dated as of May 9, 1999, as amended on October 20, 1999.

        2. A proposal to approve and enter into the amended and restated agreement and plan of contribution, investment and merger, dated as of July 8, 1999, as amended on October 20, 1999.

    On October 18, 1999 our then sole stockholder executed written consents approving the following matters:

        1.  A proposal to approve the adoption of our 1999 Stock Incentive Plan

    On November 18, 1999 our then sole stockholder executed written consents approving the following matters:

        1. A proposal to approve the adoption of our 1999 Employee Stock Purchase Plan.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)  MARKET INFORMATION

    Our Class A common stock has been quoted on the Nasdaq National Market under the symbol NBCI since November 30, 1999, the date the merger of Xoom.com, Snap and NBC Mulitmedia Division was completed. Prior to such time, the common shares of Xoom.com registered with the Securities and Exchange Commission had been quoted on the Nasdaq National Market under the symbol XMCM since Xoom.com's initial public offering on December 9, 1998. The following table sets forth, for the periods indicated, the high and low sale prices per share of the common stock for both NBCi and Xoom.com as reported on the Nasdaq National Market for the periods indicated:

                                                                  HIGH            LOW
                                                              -------------   -----------
Fiscal Year Ended December 31, 1998:
  Fourth Quarter (from December 9, 1998) (Xoom.com).........  $      45 1/8   $    21 1/8

Fiscal Year Ended December 31, 1999:
  First Quarter (Xoom.com)..................................             79        28 1/4
  Second Quarter (Xoom.com).................................         98 1/2            41
  Third Quarter (Xoom.com)..................................       61 15/16            30
  Fourth Quarter:
    October 1 through November 29, 1999 (Xoom.com)..........         88 1/2        47 1/2
    November 30 through December 31, 1999 (NBCi)............             95            59

    Our Class B common stock has no established public trading market.

    HOLDERS As of December 31, 1999, there were approximately 293 holders of record of our Class A common stock and one holder of record of our Class B common stock.

    DIVIDENDS We have not declared or paid any cash dividends on our capital stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

(B)  RECENT SALES OF UNREGISTERED SECURITIES

    On November 29, 1999, CNET, Inc. and Global BrainNet, Inc. contributed their ownership interests in Snap to us in exchange for 7,147,584 and 97,479 shares of our Class A common stock, respectively, in accordance with the terms and provisions of the agreement and plan of contribution and merger dated May 9, 1999, as amended on October 20, 1999. In addition, upon the merger of our wholly-owned subsidiary with and into Xoom.com, an affiliate of NBC received 960,028 shares of our Class A common stock which were automatically converted into shares of our Class B common stock on November 30, 1999. The shares of our Class A common stock were issued in reliance upon the exemption provided by
Section 4(2) of the Securities Act.

    On November 30, 1999, in accordance with the terms and provisions of the agreement and plan of contribution, investment and merger dated July 8, 1999, as amended on October 20, 1999: (1) Neon Media Corporation, was merged with and into us in exchange for 12,173,111 shares of our Class B common stock issued to NBC Multimedia; (2) NBC Multimedia received 11,417,569 shares of our Class B common stock in exchange for its ownership interests in Snap; (3) NBC Multimedia transferred the business related to VideoSeeker.com to us in exchange for our $39,477,953 subordinated zero coupon convertible note due 2006; and (4) GE Investments Subsidiary purchased our $447,416,805 subordinated zero coupon convertible note due 2006 in exchange for an assignment of a $340 million note issued by NBC. The shares of our

Class B common stock and the convertible notes were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

(C)  USE OF PROCEEDS

    Xoom.com completed its initial public offering in December 1998. The following information relates to the use of proceeds of the offering:

    (1) EFFECTIVE DATE OF REGISTRATION STATEMENT AND COMMISSION FILE NUMBER. Xoom.com's Registration Statement on Form S-1, File No. 333-62395 (the "Registration Statement"), relating to the offering, became effective on December 8, 1998.

    (2) OFFERING DATE. The closing date of the offering was December 14, 1998.

    (3) MANAGING UNDERWRITERS. Bear, Stearns & Co. Inc.

    (4) SECURITIES REGISTERED AND PROPOSED AGGREGATE OFFERING PRICE. Xoom.com registered a total of 4,600,000 shares of common stock. The proposed maximum aggregate offering price was $64,400,000.

    (5) SECURITIES SOLD. Xoom.com sold a total of 4,600,000 shares of common stock in the offering, at a price of $14 per share.

    (6) AGGREGATE GROSS PROCEEDS, EXPENSES AND AGGREGATE NET PROCEEDS. The sale of the 4,600,000 shares of common stock generated aggregate gross proceeds of $64,400,000. The aggregate net proceeds to Xoom.com was approximately $57,342,000, after deducting underwriting discounts and commissions of $4,508,000 and Xoom.com's expenses of the offering of approximately $2,550,000.

    (7) USE OF PROCEEDS. Through December 31, 1999, Xoom.com and NBCi used total proceeds from Xoom.com's initial public offering as follows: (i) $2.7 million of cash used for the repayment of notes payable issued in connection with the execution of a loan agreement, the acquisition of Pagecount, Inc., the acquisition of Global Bridges Technologies, Inc., the purchase of certain assets of Revolutionary Software, Inc., and the license of certain technology from ArcaMax, Inc.; (ii) $15.6 million of net cash used in connection with the acquisitions of Focused Presence, Inc., Liquid Market, Inc., MightyMail Networks, Inc., Net Floppy, Inc., Paralogic Software Corporation and Private One, Inc., and a portion of the acquisition costs related to our acquisition of Snap and the businesses related to NBC.com, NBC-IN.com and Videoseeker.com; and
(iii) $639,000 of cash used for the repayment of capital lease obligations and other notes payable. The remaining $38.4 million in net proceeds has been allocated for general corporate purposes, including working capital and capital expenditures.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                                             PERIOD FROM
                                                                                           APRIL 16, 1996
                                                            YEAR ENDED DECEMBER 31,          (INCEPTION)
                                                         ------------------------------        THROUGH
                                                           1999       1998       1997     DECEMBER 31, 1996
                                                         --------   --------   --------   -----------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue:
  Advertising..........................................  $ 19,953   $  2,144   $     60         $   --
  E-commerce...........................................    15,628      6,174        781             --
                                                         --------   --------   --------         ------
Total net revenue......................................    35,581      8,318        841             --

Cost of net revenue:
  Cost of advertising..................................     6,296      1,385        333             --
  Cost of e-commerce...................................    10,504      3,542        171             --
                                                         --------   --------   --------         ------
Cost of net revenue....................................    16,800      4,927        504             --

Gross profit...........................................    18,781      3,391        337             --

Operating expenses:
  Operating and development............................     7,674      2,939        965            266
  Sales and marketing..................................    21,951      2,393        292             23
  General and administrative...........................    11,482      3,366        721            150
  Promotion and advertising provided by NBC............    16,858         --         --             --
  Amortization of deferred compensation................       963      1,416        248             --
  Purchased in-process research and development........     2,603        790         --             --
  Amortization of intangible assets....................    35,822      1,843         --             --
  Non-recurring charges................................    17,801         --      1,243             --
                                                         --------   --------   --------         ------
Total operating expenses...............................   115,154     12,747      3,469            439
                                                         --------   --------   --------         ------
Loss from operations...................................   (96,373)    (9,356)    (3,132)          (439)

Other income (expense):
  Interest income......................................    10,963        187         --             --
  Interest expense.....................................    (1,421)      (135)        --             --
  Interest expense related to warrant..................        --     (1,494)        --             --
                                                         --------   --------   --------         ------
Net loss...............................................  $(86,831)  $(10,798)  $ (3,132)        $ (439)
                                                         ========   ========   ========         ======
Net loss per share--basic and diluted..................  $  (4.26)  $  (1.37)  $  (0.64)        $(0.89)
                                                         ========   ========   ========         ======
Number of shares used in per share calcuation--basic
  and diluted..........................................    20,386      7,879      4,874            496
                                                         ========   ========   ========         ======

                                                                           DECEMBER 31,
                                                         -------------------------------------------------
                                                            1999         1998         1997         1996
                                                         ----------   ----------   ----------   ----------
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments......  $  204,764   $   56,575   $        6   $        1
Amounts receivable from NBC and its affiliates.........  $  340,000   $       --   $       --   $       --
Working capital (deficit)..............................  $  197,849   $   52,560   $   (1,400)  $      156
Total assets...........................................  $2,494,096   $   66,874   $      782   $      705
Long-term obligations, less current portion and amounts
  due to related parties...............................  $   11,737   $      528   $       --   $       --
Amounts due to NBC and its affiliates, non-current.....  $  371,233   $       --   $       --   $       --
Total stockholders' equity (deficit)...................  $1,999,784   $   60,333   $     (873)  $      560

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are an integrated media company that combines portal, community, online and on-air advertising, and e-commerce services designed to deliver a comprehensive, next-generation online experience to a global audience. We were organized in May 1999. As a result of merger transactions that occurred on November 29 and November 30 of 1999, Xoom.com and Snap became our wholly-owned subsidiaries, and we became the owners of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com and a 10% ownership interest in CNBC.com. On November 29, 1999 the transactions contemplated by the merger agreement were consummated. Under the merger agreement, (1) Xenon 3, our wholly-owned subsidiary, was merged with and into Xoom.com; and (2) CNET exchanged its ownership interest in Snap, all in exchange for shares of our Class A common stock. On November 30, 1999 the transactions contemplated by the contribution agreement were consummated. Under the contribution agreement, (1) Neon Media Corporation, the owner of the businesses related to NBC.com, NBC-IN.com and a 10% ownership interest in CNBC.com, was merged with and into us in exchange for shares of our Class B common stock issued to NBC Multimedia; (2) NBC Multimedia received shares of our Class B common stock in exchange for its ownership interests in Snap; (3) NBC Multimedia transferred the business related to VideoSeeker.com to us in exchange for our $39.5 million subordinated zero coupon convertible note due 2006; and (4) GE Investments Subsidiary purchased our $447.4 million subordinated zero coupon convertible note due 2006 in exchange for an assignment of a $340 million note issued by NBC. The total purchase costs of the transactions have been calculated with Xoom.com treated as the accounting acquiror and give effect to the purchase of the Internet properties contributed by NBC and to NBCi's acquisition of CNET's and NBC's ownership interests in Snap.

    We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount and rates of growth in our net revenue from advertising and e-commerce. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing, goodwill amortization and brand promotion and non-cash charges resulting from stock compensation. As a result, we will need to increase our quarterly net revenue to achieve profitability. We believe that pro-forma period-to-period comparisons of our operating results are not meaningful and that you should not rely upon the results for any period as an indication of future performance. Our business, results of operations and financial condition will be significantly and adversely affected if:

    - net revenue does not grow at anticipated rates;

    - increases in operating expenses are not offset by commensurate increases in net revenue; or

    - we are unable to adjust operating expense levels as a result of lower net revenues.

    Our operating losses might increase in the future, and we cannot guarantee that we will ever achieve or sustain profitability.

    We intend to continue making acquisitions to increase online reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we market our services. Acquisitions carry numerous risks and uncertainties, including:

    - difficulties in integrating operations, personnel, technologies, products and the information systems of the acquired companies;

    - diversion of management's attention from other business concerns;

    - risks of entering geographic and business markets in which we have little or no prior experience; and

    - potential loss of key employees.

    We cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future. A failure to integrate acquired entities or assets successfully could seriously harm our business, results of operations and financial condition. In addition, we cannot guarantee that we will be successful in identifying and closing transactions with potential acquisition candidates.

RECENT EVENTS

    ASIACONTENT.COM, LTD. On January 12, 2000 we entered into a joint venture agreement with Asiacontent.com Ltd., a developer of Internet content, advertising and commerce services in the Asian market. The joint venture is intended to develop and launch comprehensive, localized Internet community, content, portal and shopping services in Korea, Hong Kong, Singapore, Malaysia and Taiwan. These new Web sites will combine our content and technology with localized content and services developed by Asiacontent.com and other local providers to offer users, partners and advertisers in the Asian markets high quality Internet services focused on local languages. In February, 2000, we invested approximately $10 million in Asiacontent, Ltd.

    FOLLOW-ON OFFERING. On February 3, 2000, we completed a follow-on offering of 4,600,000 shares of our Class A common stock at a price of $81.38 per share. Of the 4,600,000 shares of Class A common stock sold in the offering, 3,650,000 were sold by us and 950,000 shares of Class A Common Stock were sold by existing stockholders. We received net proceeds from the offering of approximately
$280.1 million. Concurrent with our follow-on offering there was also a public offering of hybrid equity securities known as Trust Automatic Common Exchange Securities, or TRACES, by the NBCi Automatic Common Exchange Securities Trust which issued 1,250,000 of these securities to the public.

    ALLBUSINESS.COM. As of March 7, 2000 we acquired 100% of the outstanding shares of AllBusiness.com, a privately held company with approximately 120 employees active in the business-to-business field for approximately
$225 million in stock. In addition, we assumed the outstanding options of AllBusiness.com. Ten percent of the purchase consideration was placed into escrow and will be released in March 2001, upon the expiration of certain indemnification obligations. Escrow shares will be released to all shareholders based on their relative equity interests in AllBusiness.com at the time of consummation of the acquisition.

RESULTS OF OPERATIONS

    The following table presents our pro forma condensed combined statement of operations data for the periods indicated as a percentage of total net revenue.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net revenue:
  Advertising...............................................     56.1%      25.8%       7.1%
  E-commerce................................................     43.9       74.2       92.9
                                                              -------    -------    -------
Total net revenue...........................................    100.0      100.0      100.0

Cost of net revenue:
  Cost of advertising.......................................     17.7       16.6         --
  Cost of e-commerce........................................     29.5       42.6       37.9
                                                              -------    -------    -------
Cost of net revenue.........................................     47.2       59.2       37.9

Gross profit................................................     52.8       40.8       62.1

Operating expenses:
  Operating and development.................................     21.6       35.3      136.8
  Sales and marketing.......................................     61.7       28.8       34.7
  General and administrative................................     32.3       40.5       85.7
  Promotion and advertising provided by NBC.................     47.4         --         --
  Amortization of deferred compensation.....................      2.7       17.0       29.5
  Purchased in-process research and development.............      7.3        9.5         --
  Amortization of intangible assets.........................    100.7       22.2         --
  Non-recurring charges.....................................     50.0         --      147.8
                                                              -------    -------    -------
Total operating expenses....................................    323.7      153.3      434.5

Loss from operations........................................   (270.9)    (112.5)    (372.4)
Other income (expense):
  Interest income...........................................     30.8        2.2         --
  Interest expense..........................................     (4.0)      (1.6)        --
  Interest expense related to warrant.......................       --      (18.0)        --
                                                              -------    -------    -------
Net loss....................................................   (244.1)%   (129.9)%   (372.4)%
                                                              =======    =======    =======

    NET REVENUE.  Total net revenue was $35.6 million in the year ended
December 31, 1999, $8.3 million in the year ended December 31, 1998 and $841,000 in the year ended December 31, 1997. The increases in net revenue were primarily due to the following factors: (A) an increase in traffic directed to our Web sites, which resulted in increased attractiveness to advertisers and strategic partnership growth; (B) an increase in the number and frequency of e-mail offerings and broader product offerings which resulted in an increase in product sales through e-commerce; and in 1999, (C) the inclusion in our revenues of one month of advertising revenues generated by Snap and the businesses related to NBC.com, NBC-IN.com, and Videoseeker.com, following the closing of the NBCi merger transactions on November 30, 1999.

    ADVERTISING REVENUE. Advertising revenue, which includes online and on-air media sales, totaled $20 million in 1999, compared to $2.1 million in 1998 and $60,000 in 1997. These increases in advertising revenue were primarily a result of an increase in membership, increased site traffic, the expansion of our advertising sales force and increased co-branding agreements with our Web sites. Additionally, the increase during 1999 was due to the inclusion in our revenues of one month of advertising revenues generated by Snap and the businesses related to NBC.com, NBC-IN.com and Videoseeker.com, following the closing of the NBCi merger transactions on November 30, 1999, as well as promotion on NBC's television network. In 1999, online advertising totaled $18.2 million, while on-air advertising totaled $1.8 million. There was no on-air advertising in 1998 or 1997. Included in advertising revenue in 1999 was $1.7 million in revenue from the sale of television advertising procured from NBC and $100,000 in radio advertising procured from Clear Channel. Revenue from related parties accounted for less than 10% of revenue in 1999. There was no revenue from related parties in 1998 or 1997. Included in advertising revenue in 1999 was $2.7 million in revenue from exchange of media and advertising services for equity instruments or advertising in other media. There was no barter revenue in 1998 or 1997. Barter revenue is generally recorded at the fair value of services provided.

    The percentage of total net revenue attributable to advertising revenue increased to 56.1% in 1999 from 25.8% in 1998 and 7.1% in 1997. These increases were primarily due to increased site traffic, an increase in our membership base and the expansion of our advertising sales force, all of which resulted in a higher volume of advertising customers.

    E-COMMERCE REVENUE. E-commerce revenue consists of online product sales, inclusive of shipping and handling fees, fees paid to us for co-branded e-mail-based product offers, lead generation fees and license fees. E-commerce revenue increased to $15.6 million in 1999 from $6.2 million in 1998 and $781,000 in 1997. The increases in e-commerce revenue were primarily due to the expansion of our membership base combined with an increase in the number and frequency of e-mail offerings, which resulted in an increase in product sales, as well as an expansion of the breadth of products offered.

    The percentage of total net revenue attributable to e-commerce revenue decreased to 43.9% during 1999 from 74.2% during 1998 and 92.9% during 1997. These decreases were due to the fact that advertising revenue grew at a more rapid rate than e-commerce revenue in the years 1999, 1998 and 1997. Advertising revenue grew more rapidly than e-commerce revenue in 1999 and 1998 due to the expansion of our reach to end-users achieved through on-air and online advertising. As our membership base has grown, the demand for online and on-air advertising has increased.

    COST OF NET REVENUE. Cost of net revenue increased to $16.8 million in 1999 from $4.9 million in 1998 and $504,000 in 1997, as a result of increases in net revenue. As a percentage of net revenue, cost of net revenue decreased to 47.2% of net revenue in 1999 and increased to 59.2% in 1998 from 37.9% in 1997. The decrease during 1999 was due to the change in our revenue mix. Advertising revenue, which has higher margins than e-commerce revenue, was 56.1% of net revenue in 1999, and it was 25.8% of revenue in 1998.

    COST OF ADVERTISING REVENUE. Cost of advertising revenue consists of costs incurred to acquire, create and produce the content of our Web sites as well as the technical hosting and bandwidth charges associated with transmitting such content over the Internet. Cost of advertising revenue increased to $6.3 million in 1999 from $1.4 million 1998 and $333,000 in 1997. These increases were primarily a result of increased content costs and hosting and bandwith charges, and an increase in demand for advertising on co-branded sites.

    As a percentage of advertising revenue, cost of advertising revenue decreased to 31.6% of net revenue 1999 from 64.6% in 1998 and 555.0% in 1997. These decreases were primarily due to advertising revenues growing at a higher rate than cost of advertising revenues.

    COST OF E-COMMERCE REVENUE. Cost of e-commerce revenue consists primarily of the costs of merchandise sold to customers, credit card commissions, product fulfillment and outbound shipping and handling costs. Cost of e-commerce increased to $10.5 million in 1999 from $3.5 million in 1998 and $171,000 in 1997. These increases were primarily a result of the growth in e-commerce sales.

    As a percentage of e-commerce revenue, cost of e-commerce revenue increased to 67.2% of e-commerce revenue in 1999 from 57.4% in 1998 and 21.9% in 1997. These increases were primarily a result of the fact that in 1999 and 1998, we broadened our product offerings. Our new product offerings included items with higher costs than in the prior years.

    OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses consist primarily of payroll and related expenses for development and network operations personnel and consultants, costs related to modifications, enhancements and new development operations to enhance our Web sites. Operating and development expenses increased to $7.7 million in 1999 from $2.9 million in 1998 and $965,000 in 1997. These increases were primarily due to higher payroll and related expenses caused by additional headcount. We believe operating and development expenses will increase significantly in the future as management initiates new product features and makes significant investments in its Web sites to remain competitive.

    Operating and development expenses decreased as a percentage of net revenue to 21.6% in 1999 from 35.3% in 1998 and 136.8% in 1997. These decreases were due to net revenues growing at a higher rate than spending for operating and development.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of payroll and related expenses for personnel engaged in sales, marketing and customer support, as well as advertising, promotional and traffic distribution expenditures. Sales and marketing expenses increased to $22.0 million in 1999 from $2.4 million in 1998 and $292,000 in 1997. These increases were due to increased personnel and related expenses required to implement our sales and marketing strategy, as well as increased other promotional and advertising expenses. We believe sales and marketing expenses will increase significantly in future periods as additional personnel are hired and as a result of increased branding, marketing and promotional spending.

    Sales and marketing expenses increased as a percentage of net revenue to 61.7% in 1999 from 28.8% in 1998 and it decreased in 1998 from 34.7% in 1997.
The increase during 1999 was due to significant increases in sales and marketing, as we have grown our sales force and increased our branding, marketing and promotional expenditures. The decrease in 1998 was due to the growth in revenues, as we commenced offering products on our Web site in March of 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of payroll and related expenses for general corporate functions, including finance, legal, accounting, business development, human resources, investor relations and administration, as well as outside legal and accounting fees, director fees and insurance and facilities-related expenses. General and administrative expenses increased to $11.5 million in 1999 from $3.4 million in 1998 and $721,000 in 1997. These increases were primarily due to increases in the number of general and administrative personnel, as well as increases in professional services and facilities-related expenses to support the growth of our operations. We believe general and administrative expenses will increase significantly in future periods as a result of staff expansion and increased operational costs associated with the growth of our business.

    General and administrative expenses decreased as a percentage of net revenue to 32.3% in 1999 from 40.5% in 1998 and 85.7% in 1997. These decreases were due to net revenues growing at a higher rate than general and administrative expenses.

    PROMOTION AND ADVERTISING PROVIDED BY NBC. We have recorded $16.9 million in promotion and advertising expense in the year ended December 31, 1999, and we did not record any promotion and advertising expense related to NBC promotions in 1998 or 1997. This increase occurred due to the NBCi merger transactions that closed on November 30, 1999. In connection with these transactions, we entered into an advertising agreement to purchase at least $405.0 million of advertising on NBC's television properties over the next four years.

    AMORTIZATION OF DEFERRED COMPENSATION. Amortization of deferred compensation reflects the amortization of stock compensation charges resulting from employee stock option grants. Deferred compensation charges account for the difference between the exercise price and the deemed fair value of specific stock options granted to our employees and are amortized over the vesting period. We recorded amortization of deferred compensation of $963,000 in 1999, $1.4 million in 1998 and $248,000 in 1997. We cannot guarantee that we will not accrue additional deferred compensation charges, which could harm our business, results of operations and financial condition.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. During 1999 we recognized cost of purchased in-process research and development of $2.6 million in connection with the acquisitions of MightyMail Networks, Inc. and Paralogic Software Corporation. During 1998 we recognized $790,000 in connection with the acquisition of Paralogic Corporation, the purchase of certain assets of Revolutionary Software, Inc. and the acquisition of substantially all of the assets of Pagecount, Inc. We did not record any cost of purchased in-process research and development in 1997.

    In each acquisition, the amounts allocated to purchased in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

    MIGHTYMAIL NETWORKS, INC. In May 1999, we acquired 100% of the outstanding shares of MightyMail Networks, Inc. for $23.1 million in stock and assumption of stock options. In connection with the acquisition, we acquired MightyMails' e-mail platform. The MightyMail platform allows branding material and marketing content to be placed within person-to-person e-mail that is sent by individuals to other individuals. At the time of the acquisition, MightyMail Networks was developing a version of the MightyMail Networks technology, which was not completely functional as a commercially viable product.

    As of the date of the technology's valuation, we estimated that 50.0% of the research and development effort had been completed at the date of acquisition and expected the remaining research and development efforts relating to the completion of the MightyMail technology would require approximately six months of effort from the date of valuation through its release date in the fourth quarter of 1999. We estimated that three full-time engineers would be required to complete the in-process projects. Accordingly, we estimated that the total estimated research and development costs to complete MightyMail version 2.0 would be $170,000. We completed the project in the fourth quarter of 1999, and the actual costs of completion were not materially different than estimated.

    PARALOGIC SOFTWARE CORPORATION. In June 1999, we acquired 100% of the outstanding shares of Paralogic Software Corporation, a provider of Java based community products and services, such as customizable chat rooms, discussion boards, guestbooks and event calendars, for $35.4 million in stock and assumption of stock options. In connection with the Paralogic Software Corporation acquisition, we acquired Paralogic Software Corporation's product Anexa.com, a combination of Web site authoring and community building tools that allows users to instantly create comprehensive Web sites featuring multi-media albums, discussion forums, events, chat, news announcements, classified ads, guest books, membership databases and community administration. In connection with this acquisition we also obtained ParaChat Professional, a chat software that is licensed to individuals and businesses. This software is hosted by a server and is supported by a staff of engineers, both of which were acquired in conjunction with the Paralogic Software Corporation acquisition. This purchase is in contrast to the purchase of the ParaChat Personal Network, which we acquired in connection with the purchase of Paralogic Corporation in March 1998. The ParaChat Personal Network is hosted by us, and is based on a free chat service that our members can download on to their Web pages. At the time of acquisition, the current versions of Anexa.com and ParaChat Professional did not represent the more robust, feature-rich products that

Paralogic Software Corporation envisioned and intended to develop in the 12 months following the acquisition date.

    As of the date of the technology's valuation, we estimated that 17% of the research and development effort had been completed at the date of acquisition and expected the remaining research and development efforts relating to the completion of the new versions of Anexa.com and ParaChat Professional technology would require approximately nine months of effort from the date of valuation through its expected release date in the third quarter of 2000. These projects will include the use of four engineers, spending 75% of their time on the project, for 15 months, to create the new versions of the products, at an estimated total cost to complete of $576,000. Our incurred costs have approximated our estimates to date.

    In 1998 we completed three acquisitions with a total of $790,000 of purchased in-process research and development. This includes $330,000 from the acquisition of Paralogic Corporation in March 1998, $330,000 from the acquisition of certain assets from Revolutionary Software, Inc. in June 1998 and $130,000 from the acquisition of Pagecount, Inc. in July 1998.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $35.8 million during 1999, $1.8 million during 1998 and $0 during 1997. The additional amortization of intangible assets in 1999 resulted from the acquisitions of Focused Presence, Inc., MightyMail Networks, Inc., Net
Floppy, Inc., Paralogic Software Corporation, LiquidMarket, Inc. and Private One, Inc. amortized over periods ranging from 36 to 48 months. The amortization of intangible assets in 1998 was due to the acquisitions of Paralogic Corporation, Global Bridges Technologies, Inc., the purchase of substantially all of the assets of Pagecount, Inc. and the purchase of specific assets of Revolutionary Software, Inc., amortized over periods ranging from 24 to 42 months. The amortization of intangible assets in 1999 also included amortization of intangible assets related to NBCi merger transactions, which included the purchase of Snap and the business related to NBC.com, NBC-IN.com, and Videoseeker.com, amortized over periods ranging from 36 to 84 months.

    For the acquisitions in 1999 and 1998, we determined the appropriateness of the estimated useful lives related to the intangible assets based on general and specific analysis. In general, the Internet is characterized by rapid technological change, changes in users and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices.

    With respect to the purchased technology associated with the business and technology acquisitions, we considered the effects of obsolescence, demand, competition and other economic factors. Due to the rapid technological change involved in the Internet, we estimated that new technologies would replace the intangible assets relating to the purchased technology within periods ranging from 24 to 48 months.

    With respect to the workforce acquired in connection with the business and technology acquisitions, we considered expected turnover rates for employees in Internet companies, and we estimated the life of these intangible assets to be 42 - 48 months.

    With respect to the brand names acquired in connection with the business and technology acquisitions, we considered the effects of obsolescence, brand recognition and future earnings potential, and we estimated the life of these intangible assets to range from 60 to 84 months.

    With respect to the affiliate and other contracts associated with the business and technology acquisitions, we considered the duration of the contracts acquired, and we estimated the life of these intangible assets to range from 36 to 48 months.

    With respect to the goodwill associated with the acquisitions, we considered the effects of obsolescence, demand, competition, other economic factors and expected actions of competitors and others. Based on these considerations, we determined the positive effect of the acquisitions, and therefore the life of the goodwill, to range from 24 to 84 months.

    NON-RECURRING CHARGES. In 1999, in connection with the closing of the NBCi merger transactions on November 30, 1999, we recorded non-cash, non-recurring charges of $17.8 million related to the termination of the employment of Xoom.com's chief executive officer, and the write-off of leasehold improvements related to facility leases that will be abandoned as a result of the merger transactions. We did not record any non-recurring charges in 1998. In 1997, we recorded $1.2 million of non-recurring charges. These charges consisted of a $243,000 write-off of costs associated with a discontinued product, and a $1 million provision for a legal dispute for a copyright infringement claim from Imageline relating to certain clip art that we had licensed from an unrelated third party.

    INTEREST INCOME. Interest income represents interest we earned on our cash investments and on our $340 million note receivable from NBC. We earned
$11 million of interest income in 1999, $187,000 in 1998 and $0 in 1997. The increase in interest income was primarily due to the increased cash balances available to invest as a result of proceeds from Xoom.com's initial public offering in December 1998 and its secondary offering in April 1999, as well as proceeds from the issuance of 960,028 shares of Xoom.com common stock to NBC in July 1999, and interest income earned in the month of December on our note receivable from NBC.

    INTEREST EXPENSE. Interest expense represents interest charges related to notes payable, including our two convertible notes payable to NBC that total $370 million, and capital leases. We incurred $1.4 million in interest expense in 1999, $135,000 in 1998 and $0 in 1997. The increase in interest expense was primarily due interest expense incurred in December of 1999 related to the two convertible notes payable to NBC.

    NET LOSS. Our net loss was $86.8 million in 1999, $10.8 million in 1998 and $3.1 million in 1997. The $76.0 million increase during 1999 was primarily attributable to an increase of $11.9 million in cost of net revenue, an increase of $4.7 million in operating and development expenses, an increase of $19.6 million in sales and marketing expenses, an increase of $8.1 million in general and administrative expenses, an increase of $16.9 million in expenses for promotion and advertising provided by NBC, and an increase of $34.0 million in amortization of intangible assets, offset by an increase in net revenue of $27.3 million. The increase in net loss during 1998 was primarily due to an increase of $4.4 million cost of net revenue, $9.3 million in total operating expenses, offset by an increase in net revenues of $7.5 million.

    INCOME TAXES. There was no provision for federal or state income taxes for any period as we have incurred operating losses. As of December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $139.3 million and operating loss carryforwards for state income tax purposes of approximately $80.8 million. We cannot assure you that we will realize the benefit of the net operating loss carryforwards. The federal net operating loss carryforwards will expire at various dates beginning in fiscal year 2011 through 2018 if we do not use them. The state net operating loss carryforwards will expire at various dates beginning in fiscal year 2003 through 2004. Due to the "change of ownership" provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods. This consequence would result if a change in ownership of more than 50% of the value of our stock should occur over a three-year period, and this could substantially limit the eventual tax utilization of these carryforwards. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations primarily from proceeds received from the Xoom.com initial public offering in December 1998, secondary offering in April 1999, as well as proceeds from the issuance of 960,028 shares of common stock to NBC in July 1999.

    We had cash, cash equivalents and short-term investments of $204.8 million as of December 31, 1999. We regularly invest excess funds in short-term money market funds, government securities and commercial paper.

    Net cash used in operating activities was $27.7 million during the year ended December 31, 1999, $3.6 million during the year ended December 31, 1998, and $1.4 million during the year ended December 31, 1997. Cash used in operating activities in 1999 was primarily the result of the net loss of $86.8 million and increases in accounts receivable of $15.0 million and other long-term assets of $11.9 million related to an increase in our restricted cash balances, partially offset by non-cash non-recurring charges of $17.8 million and amortization of intangible assets of $35.8 million, both primarily related to the NBCi merger transactions, and an increase in accrued compensation and accounts payable of $28.3 million, both due to the growth of our business. Cash used in operating activities in 1998 was primarily the result of the net loss of $10.8 million and an increase in accounts receivable of $1.2 million related to the growth of advertising revenues, partially offset by amortization of $4.1 million related to amortization of intangible assets in connection with our acquisitions and amortization of deferred compensation of incurred in connection with the granting of options to employees to purchase common stock, an increase in other accrued liabilities of $1.4 million as a result of the growth of our business, and a non-cash charge of $1.4 million related to the issuance of warrants in connection with a loan agreement. Cash used in operating activities in 1997 was primarily a result of the net loss of $3.1 million, partially offset by an increase other accrued liabilities of $1.0 million related to a contingency accrual.

    Net cash used in investing activities was $175.9 million during 1999, $4.7 million during 1998, and $392,000 during 1997. Cash used in investing activities was primarily the result of the purchase of investments of $223.1 million and fixed asset additions of $10.7 million in 1999 and $2.0 million in 1998, partially offset by the maturity of investments of $58.6 million in 1999. From time to time, we expect to evaluate the acquisition of products, businesses and technologies that complement our business. These acquisitions may involve the use of cash investments. Cash used in investing activities in 1997 primarily related to fixed asset additions of $392,000.

    Net cash provided by financing activities was $177.1 million during 1999, $62.8 million during 1998 and $1.8 million during 1997. Cash provided by financing activities in 1999 was primarily attributable to proceeds from our secondary stock offering of $167.0 million, as well as proceeds from the issuance of common stock to NBC of $55.0 million, partially offset by the repayment of notes payable of $49.9 million. Cash provided by financing activities in 1998 was primarily attributable to net proceeds from our initial public offering of $57.3 million, proceeds from the issuance of common stock of $5.5 million, and the issuance of notes payable of $1.8 million, partially offset by the repayment of notes payable of $3.2 million. Cash provided by financing activities in 1997 was primarily from the issuance of common stock of $1.2 million and proceeds from the repayment of stock subscriptions receivable of $400,000.

    On February 3, 2000, we completed a follow-on offering of 4,600,000 shares of our Class A common stock at a price of $81.38 per share. Of the 4,600,000 shares of Class A common stock sold in the offering, 3,650,000 were sold by us and 950,000 shares of Class A common stock were sold by existing stockholders. The Company received net proceeds from the offering of approximately
$280.1 million.

    As set forth in the consolidated statements of operations, we experienced net losses for the years ended December 31, 1999, 1998 and 1997. We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us or at all.

YEAR 2000

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results. In addition, computer programs may fail to recognize February 29, 2000 as a leap year date as a result of an exception to the calculation of leap years that will occur in the year 2000 and otherwise occurs only once every 400 years. To date we have not experienced any significant Year 2000 problems in our internal technology systems or with the vendors of systems we believe to be critical to our business. In addition, we believe that it is unlikely we will experience any significant Year 2000 problems in the future. However, there can be no assurance that residual Year 2000 problems will not materially adversely affect our results of operations, cash flows or financial position in a particular period.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Emerging Issues Task Force recently issued Issue 99-17, "Accounting for Advertising Barter Transactions." This issue established accounting and reporting standards for barter transactions that involve nonmonetary exchange of advertising. It requires that an entity recognize revenues and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. Management does not believe that EITF 99-17 will have a material impact on our revenues and expenses.

FACTORS AFFECTING OPERATING RESULTS

    This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below.

OUR FAILURE TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF XOOM.COM, SNAP AND THE INTERNET BUSINESSES CONTRIBUTED BY NBC COULD SERIOUSLY HARM OUR OPERATIONS

    Our success will depend substantially on whether Xoom.com, Snap and the Internet businesses contributed by NBC can be integrated by us in an efficient and effective manner. We can provide no assurance that this will occur. The combination of our online properties will require, among other things, the technological integration of our Web sites which include NBCi.com, Xoom.com, Snap.com, NBC.com, NBC-IN.com and VideoSeeker.com and the coordination of the sales, marketing and research and development efforts of Xoom.com, Snap and the Internet businesses contributed by NBC.

    Some of the factors contributing to the risks attendant to integration are:

    - difficulties and expenses of integrating operations, technology and personnel into our operations while preserving the goodwill of our businesses;

    - the additional financial resources that may be needed to fund our operations;

    - the potential disruption caused to the businesses of Xoom.com, Snap and the Internet businesses contributed by NBC by the need to dedicate management and other resources to completing the transactions;

    - our ability to retain employees; and

    - the difficulty of creating and maintaining uniform standards, controls, procedures and policies.

    We cannot assure you that we will be able to integrate our businesses smoothly or successfully. The integration of operations will continue to require significant management resources, which may distract attention from our day-to-day operations.

WE RECORDED ITEMS RELATED TO OUR MERGER IN THE QUARTER ENDED DECEMBER 31, 1999 THAT WILL HAVE A NEGATIVE IMPACT ON OUR FINANCIAL RESULTS IN FUTURE PERIODS

    On November 30, 1999, we completed a transaction accounted for using the purchase method of accounting whereby the operations of Snap, Xoom.com and Internet businesses contributed by NBC were merged into our operations. As a result of the transaction, in the quarter ended December 31, 1999, we recorded an aggregate of approximately $1.7 billion in intangible assets, which will be amortized on a straight-line basis over periods ranging from three to seven years. In addition, in the quarter ended December 31, 1999, we recorded non-recurring restructuring charges of approximately $17.8 million. The amortization of intangibles will have a negative impact on our financial condition and results of operations in future periods.

WE CANNOT ASSURE YOU THAT WE WILL BE PROFITABLE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND OUR BUSINESSES ALSO HAVE LIMITED OPERATING HISTORIES AND A HISTORY OF LOSSES

    We and the businesses that were combined to form us have a limited operating history. We were launched in November 1999, Xoom.com was founded in April 1996, the Snap.com Web site was launched in September 1997, and NBC.com, NBC-IN.com and VideoSeeker.com began operations in August 1995, October 1997 and May 1998, respectively. NBC launched CNBC.com in June 1999. In addition, Xoom.com, Snap and the Internet businesses contributed by NBC have not achieved positive annual operating cashflows, and we expect to incur net losses for the foreseeable future.

    Because of the limited operating histories of our businesses and the uncertain nature of the rapidly changing markets we serve, future results of operations cannot be predicted. Moreover, we have difficulties forecasting our revenue potential and operating expenses based on the limited historical financial data of our businesses.

    We currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to build, develop and extend our online brands, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Accordingly, we will need to increase revenues to be profitable. As a result, we may experience significant losses on a quarterly and annual basis. If our actual revenue is lower than predicted, we may be unable to adjust our operating expenses accordingly. If revenues do not grow as expected or increases in expenses are not in line with forecasts, our business, results of operations and financial condition could be seriously harmed. If our operating results in any period fall below the expectations of securities analysts and investors, the market price of our shares would likely decline.

OUR BUSINESSES WILL BE SUBJECT TO ALL OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY EARLY STAGE COMPANIES

    The prospects of our businesses are subject to all of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those involved in the Internet and in e-commerce. These risks include the following uncertainties and potential adverse developments:

    - the uncertainty of the level of use of the Internet and online services and the acceptance of the Internet and other online services and products such as those we offer;

    - the lack of success of our proposed business model on the Internet;

    - our failure to continue to build, develop and extend our online brands;

    - our inability to obtain needed financing;

    - higher than anticipated marketing costs that we will need to incur to build, maintain and enhance our online brands;

    - our inability to generate significant advertising, e-commerce or premium service revenue;

    - our inability to maintain and increase levels of traffic and membership on our Web sites or to manage rapidly expanding operations effectively;

    - the emergence of new services offered by our competitors that affect the level of traffic on our Web sites and our ability to expand our membership base;

    - our inability to predict demand for products and services we offer and to optimize advertising inventory levels accordingly;

    - our inability to meet minimum guaranteed impressions under advertising agreements;

    - our failure to adapt to the mix of types of advertising we will sell and developments relating to advertising on the Web;

    - our failure to anticipate and adapt to a developing Internet market and increased competition;

    - our inability to upgrade, develop and deploy our network, systems and infrastructure and attract new personnel in a timely and effective manner; and

    - the failure of our server and networking systems to handle traffic on our Web sites efficiently.

THE MAJORITY OF OUR CUSTOMERS ARE INTERNET COMPANIES AND OUR BUSINESS WILL BE SERIOUSLY HARMED IF THE INTERNET DOES NOT BECOME A VIABLE COMMERCIAL MARKETPLACE

    The majority of our customers are Internet companies that are dependent upon the acceptance of the Internet as a viable commercial marketplace. If the use of the Internet for e-commerce transactions and as an advertising medium does not continue to grow, we could lose a substantial portion of our customer base, which would seriously harm our business and financial condition.

WE ANTICIPATE OUR BUSINESS WILL FLUCTUATE FROM QUARTER TO QUARTER DUE TO OUR INITIAL RELIANCE ON SHORT-TERM ADVERTISING AGREEMENTS AND SEASONAL FLUCTUATIONS, WHICH COULD HARM OUR RESULTS OF OPERATIONS

    Initially, a substantial portion of our net revenue is expected to be from short-term advertising contracts, usually one to two months in length. That means our quarterly operating results will be a function of the contracts we enter into within the quarter and our ability to adjust spending in light of any net revenue shortfalls. As a result, the cancellation of even a small number of advertising contracts could significantly affect our operating results. Our operating expenses are likely to increase significantly over the near term. To the extent that our expenses increase but our revenues do not, our business, operating results and financial condition may be seriously harmed.

    Advertising revenues are also subject to seasonal fluctuations. Historically, advertisers spend less in the first and third calendar quarters and user traffic on online media properties has been lower during the summer and during year-end vacation and holiday periods. As a result, we expect our results of operations to fluctuate throughout the year, which may significantly harm our business and financial condition.

OUR ADVERTISING REVENUE MAY BE AFFECTED BY THE LOSS OF TRAFFIC ON OUR WEB SITES

    Advertising revenue is linked to the level of traffic on our Web sites, so if traffic is less than the level expected by our advertising customers, revenue from this source could be reduced. We will have some advertising contracts that include a guaranteed minimum number of impressions on our Web sites. Reduced traffic on our Web sites would cause us to fall short in meeting these minimum requirements and, as a result, we may give credits to our advertisers and reduce advertising rates, which would lead to a reduction in our revenue from advertising.

OUR FAILURE TO ATTRACT ADVERTISING REVENUE IN QUANTITIES AND AT RATES THAT ARE SATISFACTORY TO US COULD HARM OUR BUSINESS

    We expect to derive a significant portion of our revenue from the sale of on-air and online advertisements, including co-branded commercials, banners, buttons, windows and text links. It is uncertain whether Web advertising will continue to grow at a rate that will support expansion in our revenue. The Internet as a marketing and advertising medium has not been available for a sufficient period of time to gauge accurately its effectiveness as compared with traditional media. Many of our suppliers and advertisers have only limited experience with the Web as a marketing and advertising medium.

    The ability to generate significant advertising revenues will depend upon:

    - the development of a large base of users of services possessing demographic characteristics attractive to advertisers;

    - the ability to continue to develop and update effective advertising delivery and measurement systems; and

    - advertising rates, which may fall based on increased competition from online companies and offline media.

    No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising. Advertisers may determine that banner advertising, which currently comprises a substantial portion of our revenues, is not an effective advertising medium. If other forms of Web-based advertising prove more popular than banner advertisements, we may not be able to change our operations to take advantage of such forms. Advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may adversely effect the viability of advertising on the Internet. Our advertising customers may not accept the internal and third-party measurements of impressions received by advertisements on our online media properties and such measurements may contain errors. We rely primarily on our internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including risks associated with the recruitment, retention, management, training and motivation of sales personnel. As a result of these factors, we may not be able to sustain or increase advertising sales levels. Failure to do so may harm our business, operating results and financial position.

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS

    The market for Internet products and services is highly competitive. Generally, there are no substantial barriers to entry in these markets; however, the ability to secure financial resources necessary to promote brand awareness is increasingly becoming a barrier to entry in the market in which we compete. We expect that competition will continue to intensify. Negative competitive developments could seriously harm our business and the trading price of our Class A common stock. In addition, our competitors may still have superior or more attractive product offerings.

    We will compete with many other providers of online navigation, information and community services, such as Yahoo! (including GeoCities and Broadcast.com), America Online (including AOL.com, Netcenter and ICQ), AltaVista, Excite@Home, Disney (including the GO Network, which is jointly operated with Infoseek), Lycos (including HotBot and Tripod) and Microsoft Corporation (including msn.com).

    Our businesses compete directly with a great number of other Internet sites and other media companies across a wide range of different online services with advantages in technical expertise, brand recognition and other factors, including:

    - metasearch services and software applications that allow a user to search the databases of several directories and catalogs simultaneously;

    - database vendors that offer information search and retrieval capabilities with their core database products;

    - Web-based e-mail and instant messaging services either on a stand alone basis or integrated into other products and media properties;

    - online merchant hosting services and the entry of an increasing number of companies selling goods and services on the Internet;

    - online content Web sites such as ESPN.com and ZDNet.com;

    - online local interactive content Web sites, such as Excite@Home's City Guides, Lycos City Guides, America Online's Digital City, Ticketmaster Online-CitySearch and Yahoo! Get Local;

    - online video broadcast services, such as CNN VideoSelect, RealNetworks and FoxNews;

    - online community Web sites, such as iVillage, Tripod, WhoWhere, GeoCities and theglobe.com; and

    - potential new entrants in any one or all of these areas, or new areas not considered.

    In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide such capabilities. Any of these acquisitions could be dilutive to our stockholders.

    Our carriage agreement with CNET limits CNET's ability to compete with Snap to provide a broad based information, navigation and content aggregation service. These restrictions, however, will no longer apply after May 9, 2000. As a result, CNET could become a competitor of Snap. Competition from CNET could seriously harm our business.

IF OUR INVESTMENT OF RESOURCES IN DEVELOPING AND PROMOTING OUR ONLINE BRANDS IS NOT SUCCESSFUL, THE RESULTS OF OUR OPERATIONS COULD BE SERIOUSLY HARMED

    As the number of Internet sites grows, brand recognition will play an increasingly important role in the success of Internet companies. Establishing and promoting our online brands in the face of pressures from our competitors will be critical to further developing our member and user base as well as various strategic and commercial relationships. We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our online brands among members, advertisers and e-commerce partners through:

    - Web advertising and marketing;

    - traditional media advertising campaigns in television, print, radio and billboards; and

    - providing a high quality user experience.

    For this purpose, we have agreed to purchase at least $405.0 million of promotional services from NBC over a four-year period to develop and promote our online brands as well as our products and services. Our results of operations could be seriously harmed if this investment of financial and other resources in developing and promoting our online brands does not generate a corresponding increase in net revenue, or if the expense of developing and promoting our online brands becomes excessive.

IF FUTURE ACQUISITIONS ARE NOT SUCCESSFUL, OR IF WE ARE NOT ABLE TO STRUCTURE FUTURE ACQUISITIONS IN A FINANCIALLY EFFICIENT MANNER, THERE COULD BE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS

    Acquiring complementary businesses, products and technologies is an integral part of our business strategy. We are and will continue to be engaged in exploring potential acquisitions both of publicly traded and private companies. This acquisition strategy will subject us to integration risks similar to those we face in integrating our current businesses. In addition, the success of the acquisitions will be dependent upon the ability of our management to maximize our financial and strategic position when incorporating the technology or businesses. Any of these risks could prevent us from realizing significant benefits from our acquisitions.

    In addition, we may invest in business areas in which we do not currently compete. Such acquisitions represent greater risks as we would be entering markets, at potentially great expense, where we have little or no direct prior experience. Accordingly, such acquisitions, if unsuccessful, could have a significant adverse impact on our financial condition and the price of our Class A common stock. Even if we believe an acquisition is in our best interest, investors or securities analysts may disagree and the size of a potential acquisition could adversely impact the price of our Class A common stock. We may also engage in other forms of financial transactions such as spin-offs or initial public offerings of common stock of our subsidiaries. These transactions or large acquisitions could effectively change our corporate structure, without providing you an opportunity to vote on the transaction. We cannot assure you that such acquisition or investment strategies, if implemented, will prove successful.

    We will face increased competition with other entities for desirable acquisition targets. Like several of our competitors and other Internet companies, we expect to issue common stock in future acquisitions. If the market price of our Class A common stock suffers declines which are disproportionate relative to our competitors or fails to keep pace with any increases in the price of the stock of our competitors, we may not be able to compete with other entities for desirable acquisition candidates. Our inability to acquire complementary businesses, products and technologies may seriously harm our business and results of operations.

    In addition, issuing Class A common stock in acquisitions will dilute our existing stockholders, while the use of cash will deplete cash reserves. We anticipate that we will be unable to account for future acquisitions under the "pooling of interests" method of accounting and, therefore, expect to incur significant, one-time write-offs and amortization charges. These write-offs and charges would decrease our future earnings or increase our future losses. Due to all of the foregoing, our inability to structure acquisitions in a financially efficient manner may seriously harm our business and results of operations.

THE USE OF A COMMUNITY PLATFORM IS UNPROVEN AND DEPENDS ON MAINTAINING AND EXPANDING OUR MEMBERSHIP BASE; WE DO NOT KNOW WHETHER OUR COMMUNITY PLATFORM WILL BE VIABLE AND PROFITABLE

    A part of our business model relies on using our community platform and membership base to generate revenues from different sources. To be profitable, we will need to provide goods and services that are attractive to our members, advertisers and vendors. We had previously relied on member-generated content and the "grassroots" voluntary promotional efforts of our members to develop and maintain our profile as a community site. A decline in voluntary promotional activities by the members or member-generated content could make our community services less attractive.

    We cannot be sure that Internet users will continue to be interested in communities on the Web, or that direct e-mail marketing will prove to be a profitable or effective method of selling goods and services.

WE WILL NOT BE ABLE TO SUSTAIN THE RAPID GROWTH OF OUR INTERNET PROPERTIES

    Although Xoom.com and Snap have experienced rapid growth in net revenues, members, customers and reach in recent periods, these growth rates are likely not sustainable. These growth rates will likely decrease and are not indicative of future growth rates we may experience.

ANY FAILURE OF OUR NETWORK INFRASTRUCTURE COULD SERIOUSLY HARM OUR RESULTS OF OPERATIONS

    Our success depends upon the capacity, reliability and security of our networking hardware and software infrastructure. Any failure in our networking hardware and software infrastructure could significantly and adversely impact the results of our operations.

    Our businesses have developed systems for maintaining their Web sites, processing transactions and managing orders internally. If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer from slower response times, problems with customer service and delays in reporting accurate financial information.

    We use network servers that are housed separately by application at Exodus Communications, Inc. in Santa Clara, California and GlobalCrossing Global Center in Sunnyvale, California. Our Web sites are connected to the Internet via multiple links 24 hours a day, seven days per week by Exodus and GlobalCrossing Global Center. Exodus and GlobalCrossing Global Center also provide and manage power and maintain the correct environment for our networking and server equipment. We manage and monitor our servers and network remotely from our headquarters in San Francisco, California. We strive to rapidly develop and deploy high-quality tools and features into our systems without interruption or degradation in service.

    Although agreements with hosting companies will give us remedies for service interruptions, we cannot guarantee that:

    - we will have uninterrupted access to the Internet;

    - our members and users will be able to reach our Web sites; or

    - communications via our Web sites will be secure.

    Any disruption in the Internet access provided by our hosting companies, or any interruption in the service that our hosting companies receive from other providers, or any failure of our hosting companies to handle higher volumes of Internet users to our Web sites, could seriously harm our business, results of operations and financial condition.

    Despite precautions taken by our businesses and by the companies that host our Web sites, our systems are susceptible to natural and man-made disasters such as earthquakes, fires, floods, power loss and sabotage. Our systems also may be vulnerable to disruptions from computer viruses and attempts by hackers to penetrate our network security.

    We are covered by insurance for loss of income from some of the events listed above, but this insurance may not be adequate to cover all instances of system failure. We also have insurance against loss of income due to earthquakes, but the amount of such insurance may be insufficient, especially given the frequency and magnitude of earthquakes in Northern California where our primary facilities and servers are located.

    Any of the events listed above could cause interference, delays, service interruptions or suspensions and seriously harm our business and results of operations.

    We must continue to expand and adapt our system infrastructure to keep pace with the increase in the number of members who use the free services we provide. Demands on infrastructure that exceed our current forecasts could result in technical difficulties with our Web sites. Any system failure that interferes with the access to our Web sites and the use of the free services we provide could diminish the level of traffic on our Web sites. Continuing or repeated system failures could impair our reputation and our brand names and reduce our commerce and advertising revenue. At present, we do not know if we will be able to scale the systems to handle a larger amount of traffic at higher transmission speeds. Expanding the network infrastructure will require substantial financial, operational and management resources, all of which could harm our operations.

    If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer slower response times, problems with customer service and delays in reporting accurate financial information. Any of these factors could significantly and adversely impact the results of our operations.

DIFFICULTIES WE MAY ENCOUNTER IN DEALING WITH OUR GROWTH AND EXPANSION COULD SERIOUSLY HARM OUR RESULTS OF OPERATIONS

    Our strategy is to continue growing our membership and user base at a rapid pace. If this growth continues, we will experience a significant strain on our resources because of:

    - the need to manage relationships with various strategic partners, technology licensors, members, advertisers and other third parties;

    - difficulties in hiring and retaining skilled personnel necessary to support our businesses;

    - the need to train and manage a growing employee base; and

    - pressures for the continued development of our financial and information management systems.

    Difficulties we may encounter in dealing successfully with the above risks could seriously harm our operations. In addition, in the second quarter of 2000 we expect to move our headquarter facilities to a new facility in San Francisco. The move could cause disruption of our business or otherwise divert management's attention, which could harm our financial results.

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS UPON THE SUPPLY OF CRITICAL ELEMENTS FROM OTHER COMPANIES

    In addition to the infrastructure, we will depend substantially upon third parties for several critical elements of our business, including technology, order fulfillment, content development and distribution activities.

    TECHNOLOGY: We will continue to license technology and related databases from third parties for some elements of our properties, including, among others, technology underlying the delivery of stock quotes and current financial information, chat services, street mapping, telephone listings and similar services. We expect to experience interruptions and delays in service and availability for such elements, from time to time. Furthermore, we will be dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to deliver our products and services. Any errors, failures or delays experienced in connection with these third-party products and information services could negatively affect our relationship with users and adversely affect our brands and business, and could expose us to third party liability.

    ORDER FULFILLMENT: We continue to rely on other companies for critical aspects of our e-commerce business. For example, Banta Global Turnkey Corporation is primarily responsible for fulfilling orders for products and services sold via our Web sites and in response to direct e-mail marketing. If our relationship with Banta were to terminate without sufficient advance notice, our operations would be negatively affected, even if we were able to quickly establish a relationship with a comparable vendor to fulfill orders. The success of our specific e-mail direct e-commerce campaigns depends on the timely supply of inventory by the manufacturers and suppliers of the products we offer for sale to our members. The failure of the suppliers on whom we depend would adversely affect the results of our operations.

    CONTENT DEVELOPMENT: A key element of our strategy involves the implementation of our branded online properties targeted for specific interest areas, demographic groups and geographic areas. In these efforts, we rely on content development and localization efforts of third parties. We cannot guarantee that the third parties will effectively implement these properties, or that their efforts will result in significant revenue to us. Any failure of these parties to develop and maintain high-quality and successful media properties also could hurt our brands.

    DISTRIBUTION RELATIONSHIPS: In order to create traffic for our online properties and make them more attractive to advertisers and consumers, we expect to have distribution agreements and informal relationships with leading Web browser providers and portals, operators of online networks and leading Web sites, manufacturers of Internet devices and computer manufacturers. These distribution arrangements typically are not exclusive, and may be terminated upon little or no notice. Third parties that provide distribution typically charge fees or otherwise impose additional conditions on the listing of our online properties. Any failure to cost-effectively obtain distribution could seriously harm our business, results of operations and financial condition.

PLANNED INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS THAT COULD SERIOUSLY HARM OUR RESULTS OF OPERATIONS

    We plan to establish operations or form business partnerships in other parts of the world. We have very limited experience in international markets and may not be able to compete effectively in international markets. The expansion of operations into international markets will require substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce desired levels of revenue. In addition, international operations are subject to other inherent risks and problems, including:

    - the impact of recessions in economies outside the United States;

    - slower adoption of the Internet by users and advertisers in foreign countries;

    - greater difficulty in collecting accounts receivable;

    - higher costs to develop new or specialized content;

    - widely varied and changing regulatory requirements;

    - difficulties and costs of staffing and managing foreign operations;

    - reduced protection for intellectual property rights in some countries;

    - political and economic instability;

    - continued acceptance of the Euro;

    - fluctuations in currency exchange rates; and

    - difficulty in maintaining effective communications due to distance and language and cultural barriers.

    Some or all of the above factors could seriously harm our operations.

TO BE SUCCESSFUL IN THE CONTINUALLY EVOLVING MARKET FOR ONLINE SERVICES, WE MUST CONTINUE TO ENHANCE OUR PROPERTIES AND DEVELOP NEW ONES

    Rapid technological change, changing customer needs, frequent new product and service introductions and evolving industry standards characterize the Internet market. These market characteristics could render our existing services, technology and systems obsolete. We must continually improve the performance features and reliability of our services to respond to evolving market demands and competition. Our business, operating results and financial condition would be seriously harmed if we are unable to respond in a cost-effective and timely manner to changing market conditions or customer requirements.

    To remain competitive, we must continue to enhance and improve the functionality, features and content of our Web sites. We may not be able to successfully maintain competitive user response times or implement new features and functions, as these changes will likely involve the development of increasingly complex technologies. Personalized information services, such as our Web-based e-mail services, message boards, stock portfolios and our community features, require significantly greater expenses than our general services. We cannot guarantee that these higher expenses will be offset by additional revenues.

    A key element of our business strategy is the development and introduction of new branded online properties targeted for specific user groups with particular demographic characteristics and geographic concentration. We may not be successful in developing, introducing and marketing such products or media properties and such properties may not achieve market acceptance, enhance our brand name recognition or increase user traffic. Furthermore, enhancements of or improvements to our Web sites or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name. If we fail to effectively develop and introduce new properties, or those properties fail to achieve market acceptance, our business, results of operations and financial condition could be seriously harmed.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD SERIOUSLY HARM OUR BUSINESS AND FINANCIAL CONDITION

    We view our technology as proprietary and will seek to protect it under existing United States and international laws relating to protection of intellectual property. We will also develop internal procedures to control access to and dissemination of our proprietary information. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. Protecting our intellectual property against infringement could result in substantial legal and other costs and could divert our limited management resources and attention, any of which could adversely impact our business and the results of our operations.

    Some of the technology to be incorporated into our Web sites is based on technology licensed from third parties. As we continue to introduce new services, we may need to license additional technology. If we are unable to license needed technology in a timely manner and on commercially reasonable terms, we could experience delays and reductions in the quality of our services, all of which could seriously harm our business and results of operations. Our reputation and the value of our proprietary information could also be adversely affected by actions of third parties to whom we license our proprietary information and intellectual property. If someone asserts a claim relating to proprietary technology or information against us, it may be necessary to seek a license to such intellectual property. We cannot assure you, however, that we will be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain any necessary licenses or other rights could seriously harm our business and results of operations.

    Each of our businesses has been subject to claims that they have allegedly infringed the proprietary rights of third parties, and we cannot assure you that third parties will not assert claims against us or our businesses in the future. These claims, whether or not meritorious, sometimes result in litigation and could become a drain on our management and financial resources. If successful, claims of this nature could subject us to liability for money damages as well as injunctive relief restricting our use of intellectual property important to our operations, and could ultimately cause us to lose rights to some of our intellectual property. Any of these events could seriously harm our business and results of operations.

WE COULD BE SUBJECT TO LIABILITY FOR ONLINE CONTENT THAT MAY NOT BE COVERED BY OUR INSURANCE

    The nature and breadth of information disseminated on our Web sites and through the sites of our members could expose us to liability in various areas, including claims relating to:

    - product information and reviews we offer;

    - the content and publication of various materials based on defamation, libel, negligence, personal injury and other legal theories;

    - copyright or trademark infringement and wrongful action due to the actions of third parties;

    - use of third party content made available through our Web sites or through content and material posted by members on their home pages or in chat rooms and bulletin boards; and

    - damages arising from the use or misuse of the free e-mail services we will offer.

    Claims of these kinds against us could result in us incurring substantial costs and could also be a drain on our financial and other resources. If the number or severity of claims of this nature were significant, we would need to implement measures to reduce our exposure and potential liability. In addition to being a drain on our resources, this could also require taking measures that could make our services less attractive to our members and visitors. This in turn could reduce traffic on our Web sites, negatively impact our member and user base, and reduce our revenue from e-commerce and advertising. Our general liability insurance may be insufficient to cover expenses and losses arising in connection with any claims against us. To the extent our insurance coverage does not cover liability or expenses we incur, our business and results of operations would be seriously harmed.

E-COMMERCE ACTIVITIES MAY EXPOSE US TO UNCERTAIN LEGAL RISKS AND POTENTIAL LIABILITIES

    As part of our business, we will enter into agreements with sponsors, content providers, service providers and merchants under which we are entitled to receive a share of revenue from the purchase of goods and services by users of our Web sites. In addition, we will provide hosting and other services to online merchants. These types of arrangements may expose us to additional legal risks and uncertainties, including potential liabilities relating to the products and services offered by such third parties.

    Although we will maintain liability insurance, insurance may not cover these claims or may not be adequate. Even to the extent these types of claims do not result in material liability, investigating and defending claims is expensive and, if the number or severity of claims defended were significant, this could seriously harm our business and operations.

WE COULD FACE LIABILITY FROM LEGAL PROCEEDINGS OF XOOM.COM AND SNAP THAT COULD SERIOUSLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS

    Because Snap and Xoom.com are our wholly owned subsidiaries, claims made against Snap and Xoom.com will impact our financial condition and results of operations. An unfavorable outcome in any matters that we are currently litigating could seriously harm our business and results of operations and the market price of our Class A common stock. See "Business--Legal Proceedings."

IF OUR CAPITAL IS INSUFFICIENT TO PROMOTE OUR BUSINESS, AND IF WE CANNOT OBTAIN NEEDED FINANCING, WE WILL BE UNABLE TO PROMOTE OUR BRAND NAMES, EXPLOIT ACQUISITION OPPORTUNITIES AND OTHERWISE MAINTAIN OUR POSITION RELATIVE TO OUR COMPETITORS

    We believe we have sufficient capital resources to support our operations at least for the next 12 months. Nevertheless, we anticipate that we will need to raise funds to maintain and develop our position in the marketplace. It may be difficult or impossible for us to obtain financing on favorable terms, if at all. Neither GE nor its affiliates, including NBC, has made any commitment to provide financing to us. We cannot assure you that there will be a market for our securities at any time when we may seek to raise needed funds by equity financing. Raising funds by issuing equity securities or convertible debt securities will dilute the percentage ownership of our stockholders, subject to NBC's exercise of its preemptive rights, and we cannot assure you that an offering of securities would be completed successfully. Also, new securities we may issue could have rights senior to the rights of our common stock. If we cannot obtain needed financing, we could jeopardize our ability to complete the integration of our Web properties and otherwise meet our business plan and we will likely be unable to promote our brand names, take advantage of acquisition opportunities and otherwise maintain our position relative to that of our competitors, which could seriously harm our business and results of operations.

IF IMPORTANT STRATEGIC RELATIONSHIPS ARE DISCONTINUED FOR ANY REASON, THERE WOULD BE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION

    Although strategic relationships are a key factor in our overall business strategy, our strategic partners may not view their relationships with us as significant to their own business. There is a risk that parties with whom we will have strategic alliance agreements may not perform their obligations as agreed. We expect that our arrangements with strategic partners generally will not establish minimum performance requirements but instead rely on the voluntary efforts of our partners. In addition, we expect that most of our agreements with strategic partners will be terminable by either party with little notice. If important strategic relationships are discontinued for any reason, our business and results of operations may be harmed.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE AND OUR RELATIONSHIP WITH NBC

BECAUSE NBC HAS SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND STRATEGY, THE ABILITY OF THE HOLDERS OF OUR CLASS A COMMON STOCK TO DETERMINE THE OUTCOME OF MATTERS WILL BE REDUCED

    After the secondary offering completed in February 2000, NBC and its affiliates own approximately 43.9% of our outstanding common stock. If the convertible notes held by NBC are converted, this ownership interest could increase up to approximately 49.2%, although such conversion cannot occur until November 30, 2000. Even before the convertible notes are converted, however, CNET has agreed to vote its shares of Class A common stock in the same manner as NBC with respect to change in control transactions involving us, enabling NBC to determine the outcome of such vote. In addition, NBC and its affiliates have rights to maintain their percentage ownership in the event of dilutive issuances of stock by us. As a result, NBC may be able to exercise significant influence in the future over many matters requiring approval by our stockholders, including amending our certificate of incorporation and bylaws, the issuance of additional shares of our Class B common stock or the adoption of a stockholders rights plan.

    In addition, NBC and its affiliates have the right to elect six of the 13 members of our board of directors, and will retain that right so long as they own 20% of the outstanding shares of our common stock. Following conversion of the convertible notes, for so long as NBC and its affiliates own 35% or more of the outstanding shares of our common stock, NBC and its affiliates will have the right to elect seven of the 13 members of our board of directors. As long as the NBC directors do not constitute a majority of our board of directors, several significant corporate actions by us will require the approval of our directors appointed by NBC, including a change in control of us or our significant subsidiaries and significant sales of assets or securities. For as long as there are any Class B directors, those directors will have the exclusive ability to remove our chief executive officer and to appoint our chief financial officer and our general counsel. In addition, Robert C. Wright, the president and chief executive officer of NBC, serves as our chairman of the board. Many of these rights are embodied in our certificate of incorporation, and as a result any amendment will require a vote of our stockholders.

    Because of these rights, NBC has the ability to exert significant influence over our management and strategy. While our directors appointed by NBC are obligated by Delaware law to act in the best interests of NBCi and its stockholders, NBC's views concerning our management and strategy may be different from the views held by directors appointed by the holders of shares of our Class A common stock.

NBC WILL BE ABLE TO ENGAGE FREELY IN MANY ACTIVITIES THAT MAY BE COMPETITIVE WITH OUR BUSINESS

    Under our brand integration and license agreement with NBC, NBC is obligated not to co-brand the portal, community and e-commerce services of our competitors with specified NBC marks, and NBC may not operate a general portal service, a broad-based community service or a broad-based e-commerce service other than through us. However, apart from the restrictions in the brand integration and license agreement, our certificate of incorporation provides that NBC has the right to engage in, and has no duty to refrain from engaging in, the same or similar activities or lines of business as we do, to do business with our potential or actual customers and suppliers and to employ any of our employees. In the event that NBC learns of a potential corporate opportunity to both NBC and us, NBC has no duty to communicate or present the opportunity to our management. NBC will have no liability to us or our stockholders for breach of any fiduciary duty which may be applicable to NBC as one of our major stockholders for acquiring or pursuing any corporate opportunity for itself, directing the opportunity to another person or company, or failing to communicate information about the opportunity to us.

    Moreover, our certificate of incorporation provides that persons who are directors or officers of us and also of NBC are deemed to have fully satisfied their fiduciary duties to us with respect to corporate opportunities of NBC and NBCi if they act consistently with the policy regarding corporate opportunities set forth in our certificate of incorporation. In particular, a corporate opportunity offered to any person who is a director, but not an officer, of us and who is also a director or officer of NBC belongs to us only if offered in writing to such person solely in his or her capacity as our director, and otherwise such corporate opportunity belongs to NBC.

    These provisions are effective for so long as NBC owns at least 20% of our common stock and at least one person who is one of our directors or officers is also a director or officer of NBC. In addition, amendment of these provisions of our certificate of incorporation in a manner adverse to NBC's interests requires the approval of holders of at least 80% of our outstanding common stock.

    Although as our principal stockholder NBC has a significant financial interest in our success, NBC also has the objective of maximizing value for its parent company, General Electric, and the stockholders of GE. There may be circumstances under which NBC's corporate objectives conflict with our operations or strategy, and, except as may otherwise be required by law, NBC has no obligation to act in a manner beneficial to us in the event of such a conflict. For example, NBC has entered into a distribution and marketing agreement with ValueVision International, Inc. with respect to its home shopping and transactional television service, and an affiliate of NBC is a principal shareholder of ValueVision. NBC is also the parent company of the CNBC cable channel and owns 90% of CNBC.com LLC. Moreover, NBC distributes its owned and licensed television programming and other content over a wide array of media in varied formats, including videostreaming and other methods of distribution of video content via the Internet, and there is no limitation on its ability to continue to do so or to develop new methods of distribution or delivery or forms of content independently from us. In addition, the value of NBC-IN.com will be dependent on our ability to negotiate content and distribution relationships with NBC's affiliated television stations, including the 13 stations owned and operated by NBC. Although NBC is obligated to comply with the terms of the brand integration and license agreement, we cannot assure you that NBC will not engage in activities which are competitive with or otherwise negatively affect our business. Any such action by NBC may seriously harm our business, operating results and financial condition.

NBC'S RELATIONSHIPS WITH OUR STRATEGIC PARTNERS WILL LIMIT OUR ABILITY TO ENTER INTO STRATEGIC RELATIONSHIPS AND TO PROVIDE NEWS, INCLUDING SPORTS AND BUSINESS NEWS, ON OUR WEB SITES

    Our relationships with our existing strategic partners and our future relationships with partners may limit our ability to enter into other strategic relationships or provide services that we might otherwise offer on our Web sites. For example, NBC has a relationship with Microsoft which limits in significant respects the ability of NBC and its affiliates to provide news, including sports and business news, on any Web site other than MSNBC.com. Consequently, our ability to develop and present news content on our sites is limited, and our efforts must be consistent with these restrictions. In addition, the ability of NBC and its affiliates to deliver business news video on an interactive basis via the Internet is restricted by the terms of NBC's joint ventures with Microsoft and Dow Jones. We may enter into similar or other non-competition arrangements with strategic partners that may limit our ability to engage in or provide some activities or services.

WE WILL BE SIGNIFICANTLY DEPENDENT UPON THE QUALITY OF THE NBC BRAND

    A deterioration in the quality or value of the NBC brand or the termination of the brand integration and license agreement may seriously harm our business, operating results and financial condition. Our licensed use of the NBC brand is a critical aspect of our efforts to retain, attract and expand our user and advertiser base, both through the advertising and promotion we will purchase on the NBC television network as well as the inclusion of the NBC brand on our Web sites. The television industry is characterized by a small number of participants with significant financial resources and substantial experience in a wide variety of media, and consequently is extremely competitive. The success of each television network is often dependent upon its ability to deliver programming that appeals to viewers. Television programming often requires substantial lead time to develop and produce, and seasonal network schedules are typically designed months before actually being aired. This limits a network's flexibility to alter programming to respond to changes in viewers' tastes. The relative ranking of television networks fluctuates continuously. Each network conducts its own research and obtains research from third parties in order to evaluate its appeal to a complex variety of demographic groups, and each network uses this information to promote its television programming and negotiate pricing with advertisers. While NBC has enjoyed significant success in broadcast and cable television and expects to continue to devote its efforts to continuing this success, we cannot be assured that NBC television programming will continue to appeal to viewers generally, or to the particular demographic groups which are valued by advertisers. Consequently, we cannot predict the extent to which use of the NBC brand will have a positive effect on our ability to attract users and advertisers. In addition, NBC may terminate the brand integration and license agreement if, among other reasons, its percentage ownership in us declines to 5% or less, or if there is a change in control of us.

THE SIGNIFICANT INFLUENCE OF NBC AND ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS COULD NEGATIVELY IMPACT OUR STOCKHOLDERS

    NBC has significant influence with respect to our management and strategy. As a result of NBC's influence, NBC is able to exercise effective control over significant corporate transactions which may delay or prevent a change in control. NBC and its affiliates have enhanced voting rights with respect to the approval of significant corporate acquisition transactions. In the event that a third party initiates a tender offer for our common stock or we agree to enter into any transaction which would result in a change of control, the limitations on NBC's ability to acquire additional shares in us, to solicit proxies in connection with an amendment to our certificate of incorporation or for the election of Class A directors, or to propose to the holders of the Class A common stock a merger, business combination or similar transaction terminate. Moreover, NBC can terminate our use of the NBC trademarks and logos in the event of a change of control of us. Other provisions of our charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Any of these factors could impede or prevent transactions that would cause a change in control in us. This might discourage bids for our common stock at a premium over the market price of our common stock and adversely affect the trading price of our common stock.

MARKET AND INDUSTRY RISKS

ANY INCREASE IN COMPETITION IN THE E-COMMERCE MARKET COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR IMPROVE OUR POSITION IN THE MARKET RELATIVE TO THAT OF OUR COMPETITORS

    We expect intense competition in the e-commerce market from an ever increasing number of companies selling goods and services over the Internet. These competitors include: traditional retailers, various mail-order retailers, Internet-focused retailers, manufacturers that sell directly over the Internet and many software companies. We expect new competitors to emerge.

    Increased competition from these and other sources could require us to respond by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we otherwise establish or obtain. Such outcomes could seriously harm our business, prospects, financial condition and results of operations.

MARKET CONSOLIDATION HAS CREATED AND CONTINUES TO CREATE COMPANIES THAT ARE LARGER AND HAVE GREATER RESOURCES THAN US

    In the recent past, there have been a number of significant acquisitions and strategic plans announced among and between our competitors, including:

    - America Online's acquisition of Netscape and its proposed merger with Time Warner, Inc.;

    - CMGI's acquisition of 83% of AltaVista;

    - Disney's acquisition of the remaining interest in Infoseek not already owned by Disney;

    - @Home Network's acquisition of Excite; and

    - Yahoo!'s acquisitions of GeoCities and Broadcast.com.

    The effects these completed and pending acquisitions and strategic plans have on us cannot be predicted with accuracy, but some of these competitors are aligned with companies that are larger or more well established than us. In addition, these competitors include television broadcasters with access to unique content and substantial marketing resources. As a result, these competitors may have access to greater financial, marketing and technical resources than us.

RECENT ALLIANCES HAVE RESULTED IN COMPETITORS OFFERING A BROADER VARIETY OF INTERNET RELATED SERVICES THROUGH MORE INTEGRATED WEB SITES AND THE USE OF PROMINENT SEARCH BUTTONS TO DIRECT TRAFFIC, WHICH MAY MAKE IT MORE DIFFICULT FOR INTERNET USERS TO FIND AND USE OUR PRODUCTS AND ONLINE PROPERTIES

    As discussed above, recent acquisitions and alliances will result in greater competition as more users of the Internet consolidate to fewer services that incorporate search and retrieval features. In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, Web browsers offered by Microsoft and by America Online's Netscape increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find and use our products and services.

    In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home pages. Microsoft recently announced that it will feature and promote Internet search services provided by Alta Vista and signed a long term partnership with LookSmart to provide directory services in the Microsoft Network and other Microsoft online properties. Such search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser, and other software applications, and Microsoft may promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as WebTV Networks. Each of these situations creates a potential competitive advantage over us because Internet navigational offerings of competitors may be more conveniently accessed by users.

OUR SUCCESS WILL DEPEND UPON THE GROWTH IN THE USE OF THE INTERNET FOR E-COMMERCE TRANSACTIONS

    Our future success also depends on the continued growth in the use of the Internet and the Web for e-commerce transactions. Use of the Internet for retail transactions is a recent development, and the continued demand and growth of a market for services and products via the Internet is uncertain. The

Internet may ultimately prove not to be a viable commercial marketplace for a number of reasons, including:

    - unwillingness of consumers to shift their purchasing from traditional retailers to online purchases;

    - lack of acceptable security for data and concern for privacy of personal information;

    - limitations on access and ease of use;

    - congestion leading to delayed or extended response times;

    - inadequate development of Web infrastructure to keep pace with increased levels of use; and

    - increased or excessive government regulation.

    Because of these factors, we do not know whether our business model will ultimately be viable and profitable. It is also possible that, in the future, some Internet access providers will act to block or limit the use of e-mail for direct e-commerce solicitations, whether at their own initiative or at the request of users. Our members may also choose not to receive our e-mail offerings or may fail to respond to such offerings. If these blocking or limiting programs become popular, there could be a negative effect upon the viability of e-commerce on the Web and on our business, results of operations and financial condition.

COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE, AND THE LOSS OF KEY PERSONNEL AND OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

    Our success depends to a significant degree upon the contributions of our executive management team, most of whom have not previously worked together, as well as our technical, marketing and sales personnel. Due to the integration of the operations of our businesses, our employees may have different job responsibilities and may be required to work with new people. Accordingly, we may experience loss of key management and other personnel due to the change in job responsibilities and work environment. Our employees may voluntarily terminate their employment with us at any time. Our success also depends upon our ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. In addition, competition for qualified employees is intense, specifically in the areas of Web site development, design and integration. The loss of key personnel, or the inability to attract and retain additional, qualified personnel, could significantly harm our results of operations.

THE YEAR 2000 PROBLEM COULD CAUSE OUR SOFTWARE PRODUCTS AND THOSE OF OUR SUPPLIERS TO MALFUNCTION, WHICH COULD PREVENT OR LIMIT ACCESS TO OUR ONLINE PROPERTIES AND COULD BE COSTLY TO REMEDY

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. In addition, computer programs may fail to recognize February 29, 2000 as a leap year date as a result of an exception to the calculation of leap years that will occur in the year 2000 and otherwise occurs only once every 400 years. Residual Year 2000 problems may result in miscalculations, data corruption, system failures or disruption of operations. To date we have not experienced any significant Year 2000 problems in our internal technology systems or with the vendors of systems we believe to be critical to our business. In addition, we believe that it is unlikely we will experience any significant Year 2000 problems in the future.

    However, our applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We cannot predict whether Year 2000 unknown errors or defects that affect the operation of software and systems that we use in operating our businesses will arise in the future. If residual Year 2000 problems cause the failure of any of the technology, software or systems necessary to operate our business, we could lose customers, suffer significant disruptions in our business, lose revenues and incur substantial liabilities and expenses. We could also become involved in costly litigation resulting from Year 2000 problems. This could seriously harm our business, financial condition and results of operations.

REGULATORY AND LEGISLATIVE RISKS

IMPOSITION OF NEW TAXES OR FEES BY FEDERAL, STATE OR FOREIGN GOVERNMENTS ON INTERNET TRANSACTIONS OR ON THE USE OF THE INTERNET AS A MEANS OF COMMUNICATION COULD ADVERSELY AFFECT US

    Imposition of sales or other similar taxes on our sales of merchandise in states or countries where we ship goods could have a material adverse effect on our results of operations. Imposition of new taxes or fees by federal, state or foreign governments on Internet transactions or on the use of the Internet as a means of communication could also adversely affect us.

PRIVACY CONCERNS, GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS

    Laws and regulations that apply directly to communications or commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding privacy and the protection of children, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations and other countries may do so in the future. In addition, new laws may be adopted in the United States and in other countries covering issues such as music licensing, broadcast licensing fees and the characteristics and quality of Internet services. Laws regulating the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws that govern intellectual property, privacy, libel and taxation apply to the Internet. The development of laws governing these areas, or the application to the Internet of existing laws not designed for the Internet, may decrease the growth in the use of the Internet. In addition, the growth and development of the e-commerce market may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

    The Federal Communications Commission is currently reviewing its regulatory positions on data transmissions over telecommunications networks and could seek to impose some form of telecommunications carrier regulation on telecommunications functions of information services. State public utility commissions generally have declined to regulate information services, although the public service commissions of some states continue to review potential regulation of such services. Future regulation or regulatory changes could have an adverse effect on our business and results of operations.

TRADING RISKS

OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL

    The trading price of our Class A common stock has been highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

    - actual or anticipated variations in quarterly operating results;

    - announcements of technological innovations;

    - new products or services offered by us or our competitors;

    - changes in financial estimates by securities analysts;

    - conditions or trends in the Internet industry and the portal and community services segment in particular;

    - our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

    - additions or departures of key personnel; and

    - sales of common stock by us or our stockholders, which could occur at any time after the closing of the transaction.

    In addition, The Nasdaq National Market, where most publicly held Internet companies are traded, has recently experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The trading prices of many Internet companies continue to trade at multiples of earnings or revenues which are substantially above historic levels. These trading prices and multiples may not be sustainable. These broad market and industry factors may materially adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

SALES OF SUBSTANTIAL AMOUNTS OF OUR CLASS A COMMON STOCK IN THE OPEN MARKET COULD LOWER OUR STOCK PRICE

    Sales of a substantial number of our Class A common stock in the public market, or the belief that such sales could occur, could cause a drop in our market price and could impair our ability to sell equity or equity securities in the future at a time and price that we deem appropriate.

    Upon completion of our follow-on offering on February 9, 2000, we had 31,325,545 shares of our Class A common stock outstanding, based on shares outstanding as of December 31, 1999. Of these shares, a total of 21,374,778 shares are freely tradable without restriction, unless the shares are held by our "affiliates" as defined under the Securities Act. Of the remaining shares of Class A common stock, 6,595,063 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act, of which 97,479 shares are not saleable under Rule 144 until, at the earliest, November 30, 2000. The remaining 6,497,584 shares held by CNET are subject to a lock-up agreement with Goldman, Sachs & Co. until October 30, 2000. After this date, these shares are not saleable under Rule 144 until November 30, 2000. In addition, with limited exceptions, our officers and directors have agreed that they will not sell, directly or indirectly, any Class A common stock without the prior written consent of Goldman, Sachs & Co. until May 3, 2000 (and in the case of one director with respect to any stock he has received in connection with his services until February 3, 2001). There are also outstanding 24,550,708 shares of our Class B common stock held by affiliates of NBC which will not be available for sale in the public market without registration or an available exemption from the Securities Act. Upon the sale of Class B common stock by NBC or its affiliates, such shares will be converted into Class A common stock. NBC, CNET and Chris Kitze, among others, have entered into a registration rights agreement with us under which they may register their shares. The exercise by NBC, CNET or Chris Kitze of these registration rights with respect to a significant portion of their shares of Class A common stock could substantially increase the number of shares of Class A common stock available for sale in the public market.

    We could issue additional shares of Class A common stock upon the closing of potential acquisitions. In addition, we could issue additional shares of Class A common stock upon the exercise of outstanding options or warrants. As of December 31, 1999, there were outstanding options to purchase up to 8,514,299 shares of Class A common stock that will be eligible for sale in the public market from time to time subject to becoming exercisable and the expiration of the lock-up agreements, and an additional 4,366,454 shares of Class A common stock that were reserved for issuance under our 1999 stock incentive plan and 300,000 shares of Class A common stock were reserved for issuance under our 1999 employee stock purchase plan. In addition, we must issue 244,004 shares of Class A common stock upon the exercise of a warrant held by ValueVision International, Inc.

    As a result of these circumstances, if our stockholders sell substantial amounts of our Class A common stock in the open market, or if the perception is that such sales could occur, the market price of our Class A common stock could be depressed and our ability to raise equity capital impaired.

THE TRACES TRANSACTION COULD CAUSE OUR STOCK PRICE TO DECLINE

    The market price volatility of our Class A common stock could increase or the price could become depressed if investors sell their shares of our Class A common stock in anticipation of the potential distribution into the market of additional shares of Class A common stock as a result of the delivery of shares of Class A common stock under the terms of the Trust Automatic Common Exchange Securities, or TRACES, by the Automatic Common Exchange Securing Trust, by the possible sale of shares of Class A common stock by investors who view the TRACES as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that may develop involving the TRACES and the Class A common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is confined principally to the impact of interest rate changes and changes in the market values of our investments.

    Our exposure to interest rate risk relates primarily to our portfolio of short- and long-term cash investments, our note receivable from NBC and our convertible note payable to NBC. We do not use derivative financial instruments in our portfolio. We invest primarily in instruments issued by high quality financial institutions and companies including demand and money market instruments and debt issued by corporations. All of our investments have maturities of less than two years. Investments in fixed and floating rate interest earning instruments carry interest rate risk in that the fair value of fixed rate securities may be adversely impacted if interest rates rise while floating rate securities may produce less interest income if interest rates fall. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.2 million decrease in the fair value of the Company's debt securities classified as available-for-sale. Because the interest rates on the note receivable from NBC and convertible note payable to NBC are fixed, an increase in interest rates causes the fair value of the note receivable to decline and the fair value of the convertible note payable to rise and a decrease in interest rates has the opposite effect. A hypothetical 100 basis point increase in interest rates would result in a $13.3 million decrease in the fair value of the note receivable from NBC and a $15.2 million increase in the fair value of the note payable to NBC.

    We occasionally invest in equity securities of privately held companies for the promotion of business and strategic objectives. These investments are generally in companies in the Internet industry. These investments are included in Long-term investments and are accounted for under the cost method when ownership is less than 20%. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. We expect to identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Independent Auditors' Report, Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear in Part IV of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning our directors and executive officers is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors--Nominees" and "Management--Executive Officers" contained in NBCi's definitive Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the, Exchange Act of 1934 is incorporated by reference to the section entitled "Compliance with Section 16(a) of the Exchange Act" contained in our Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning the executive compensation is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors--Director Compensation," "Management--Summary Compensation Table," "Management--Option Grants in Last Fiscal Year," "Management--Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," and "Management--Employment Agreements" contained in our Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Transactions" contained in our Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Consolidated Financial Statements of NBC Internet, Inc. and the Report of Independent Auditors, as listed under (a) (1) below, are filed as a part of this report:

    (1) FINANCIAL STATEMENTS:

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-1
Consolidated Balance Sheets.................................    F-2
Consolidated Statements of Operations.......................    F-3
Consolidated Statements of Stockholders' Equity (Deficit)...    F-4
Consolidated Statements of Cash Flows.......................    F-5
Notes to Consolidated Financial Statements..................    F-7

    (2) FINANCIAL STATEMENT SCHEDULES:

    The following financial statement schedule of NBC Internet, Inc. is filed as part of this annual report, and should be read in conjunction with the financial statements of NBC Internet, Inc.:

    Schedule II Valuation and Qualifying Accounts

    Schedules not listed above have been ommited because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER           DOCUMENT                                                          PAGE
---------------------   --------                                                      ------------
         2.1            Agreement and Plan of Contribution and Merger dated as of
                          May 9, 1999 by and among the Registrant, Xoom.com, Inc.,
                          CNET, Inc., Snap! LLC and Xenon 3, Inc.(1)
         2.2            First Amendment to Agreement and Plan of Contribution and
                          Merger dated as of October 20, 1999 by and among the
                          Registrant, Xoom.com, Inc. CNET, Inc., Snap! LLC and Xenon
                          3, Inc.(1)
         2.3            Second Amended and Restated Agreement and Plan of
                          Contribution, Investment and Merger dated July 8, 1999 by
                          and among the Registrant, National Broadcasting Company,
                          Inc., GE Investments Subsidiary, Inc., Neon Media
                          Corporation and Xoom.com, Inc.(1)
         2.4            First Amendment to Second Amended and Restated Agreement and
                          Plan of Contribution, Investment and Merger dated October
                          20, 1999 by and among the Registrant, National
                          Broadcasting Company, Inc., GE Investments Subsidiary,
                          Inc., Neon Media Corporation and Xoom.com, Inc.(1)
         3.1            Restated Certificate of Incorporation of the Registrant(2)
         3.2            Amended and Restated Bylaws of the Registrant(2)
         4.1            Reference is made to Exhibits 3.1 and 3.2
         4.2            Specimen Stock Certificate of the Registrant(1)
        10.1            Form of Indemnification Agreement between the Registrant and each of its executive officers and directors(1)
        10.2            Agreement of Sublease between Xoom.com, Inc. and Cornerstone
                          Internet Solutions Company d/b/a USWeb Cornerstone dated
                          August 1, 1998(1)
        10.3            Assignment of Lease by Xaos Tools, Inc. and Acceptance of
                          Assignment and Assumption of Lease by Xoom.com, dated July
                          31, 1998(1)
        10.4            Office Lease for One Beach Street, San Francisco, California
                          between No. 1 Beach Street, LLC and CNET, Inc. dated
                          September 24, 1997(1)
        10.5            Governance and Investor Rights Agreement between the
                          Registrant and National Broadcasting Company, Inc.(3)
        10.6            Standstill Agreement between the Registrant and CNET,
                          Inc.(3)
        10.7            Brand Integration and License Agreement between NBC
                          Multimedia, Inc. and National Broadcasting Company, Inc.,
                          dated May 8, 1999(1)
        10.8            Stock Option Agreement between Xoom.com, Inc. and National
                          Broadcasting Company, Inc., dated May 9, 1999(1)
        10.9            Voting Agreement among Xoom.com, Inc., National Broadcasting
                          Company, Inc., CNET, Inc., Chris Kitze and Flying Disc
                          Investments Limited Partnership, dated May 9, 1999(1)

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER           DOCUMENT                                                          PAGE
---------------------   --------                                                      ------------
        10.10           Voting and Right of First Offer Agreement between National
                          Broadcasting Company, Inc. and CNET, Inc.(3)
        10.11           Loan Agreement between Xoom.com, Inc. and Sand Hill Capital,
                          LLC, dated as of November 3, 1998(1)
        10.12           Amended and Restated Letter Agreement between Bank of
                          America National Trust and Savings Association and Snap!
                          LLC, dated September 14, 1999(1)
        10.13           Agreement of Lease between Eleven Penn Plaza LLC and
                          Xoom.com, Inc., dated March 16, 1999(1)
        10.14           Preferred Carriage Agreement by and between CNET, Inc.,
                          National Broadcasting Company, Inc., NBC Multimedia, Inc.
                          and Snap! LLC., dated June 30, 1998(1)
        10.15           Addendum to Preferred Carriage Agreement between CNET, Inc.
                          and Snap! LLC, dated June 30, 1998(1)
        10.16           Addendum to the Snap Agreements by and among CNET, Inc.,
                          National Broadcasting Company, Inc., NBC Multimedia, Inc.
                          and Snap! LLC., dated May 9, 1999(1)
        10.17           Form of Severance Agreement by and between Xoom.com, Inc.
                          and Laurent Massa(1)
        10.18           1999 Stock Incentive Plan(1)
        10.19           Stock Purchase Agreement by and between Xoom.com, Inc. and
                          National Broadcasting Company, Inc., dated June 11,
                          1999(1)
        10.24           Employment Agreement by and between Xoom.com, Inc. and John
                          Harbottle, dated August 4, 1998(1)
        10.25           Advertising Agreement between the Registrant and National
                          Broadcasting Company, Inc.(3)
        10.26           Registration Rights Agreement by and among the Registrant,
                          CNET, Inc., National Broadcasting Company, Inc., GE
                          Investments Subsidiary, Inc., Flying Disc Investments
                          Limited Partnership and Chris Kitze(3)
        10.27           $39,477,953 Subordinated Zero Coupon Convertible Debenture
                          due 2006(3)
        10.28           $447,416,805 Subordinated Zero Coupon Convertible Debenture
                          due 2006(3)
        10.29           $340,000,000 Term Note(3)
        10.30           Office Lease for 225 Bush Street, San Francisco, California
                          between OAIC Bush Street, LLC and Xoom.com, Inc. dated
                          August 13, 1999(1)
        10.31           Letter Agreement by and between Xoom.com, Inc. and Edmond
                          Sanctis, dated October 19, 1999(3)
        10.32           Letter Agreement by and between Xoom.com, Inc. and Alan
                          Braverman, dated November 12, 1999(4)
        10.33           Letter Agreement by and between Xoom.com, Inc. and John
                          McMenamin, dated November 17, 1999(4)
        10.34           1999 Employee Stock Purchase Plan(4)
        21.1            Subsidiaries of the Registrant(5)
        23.1            Consent of Ernst & Young, LLP, Independent Auditors
        27.1            Financial Data Schedule of NBC Internet, Inc.

------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-82639) on July 12, 1999

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-91715) on November 29, 1999.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-94655) on January 14, 2000.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-94655) on January 24, 2000.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-94655) on February 2, 2000.

(b) REPORTS ON FORM 8-K

    1. On December 1, 1999, the Company filed a report on Form 8-K announcing that it had completed the transactions among itself, CNET, Inc., Xoom.com, Inc., Xenon 3, Inc. and Snap! LLC pursuant to the Agreement and Plan of Contribution and Merger dated May 9, 1999, as well as the transactions among itself, National Broadcasting Company, Inc., GE Investments Subsidiary, Inc., Neon Media Corporation, and Xoom.com pursuant to the Second Amended and Restated Agreement and Plan of Contribution, Investment and Merger dated July 8, 1999, as amended on October 20, 1999.

    2. On December 14, 1999, the Company filed a report on Form 8-K/A-1 related to the merger transactions among itself, CNET, Inc., Xoom.com, Inc., Xenon
3, Inc. and Snap! LLC, National Broadcasting Company, Inc., GE Investments Subsidiary, Inc. and Neon Media Corporation. This amendment was filed for the purpose of including the list of exhibits and should be read in conjunction with the Form 8-K dated as of December 1, 1999.

    3. On December 21, 1999, the Company filed a report on Form 8-K/A-2 related to the merger transactions among itself, CNET, Inc., Xoom.com, Inc., Xenon
3, Inc. and Snap! LLC, National Broadcasting Company, Inc., GE Investments Subsidiary, Inc. and Neon Media Corporation. This amendment was filed for the purpose of including financial statements and pro forma financial information and should be read in conjunction with the Form 8-K dated as of December 1, 1999, and the 8-K/A dated as of December 14, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 27th day of March, 2000.

                                                       NBC INTERNET, INC.

                                                       By:               /s/ CHRIS KITZE
                                                            -----------------------------------------
                                                                           Chris Kitze
                                                                     EXECUTIVE VICE CHAIRMAN

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Chris Kitze, Edmond Sanctis and John Harbottle, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in fact, or his substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                   /s/ CHRIS KITZE
     -------------------------------------------       Principal Executive Officer     March 27, 2000
                     Chris Kitze                         and Class A Director

                /s/ ROBERT C. WRIGHT
     -------------------------------------------       Chairman of the Board and       March 27, 2000
                  Robert C. Wright                       Class B Director

                 /s/ JOHN HARBOTTLE
     -------------------------------------------       Principal Financial and         March 27, 2000
                   John Harbottle                        Accounting Officer

                 /s/ EDMOND SANCTIS
     -------------------------------------------       Principal Operating Officer     March 27, 2000
                   Edmond Sanctis

               /s/ JAMES J. HEFFERNAN
     -------------------------------------------       Class A Director                March 27, 2000
                 James J. Heffernan

                 /s/ JEFFREY BALLOWE
     -------------------------------------------       Class A Director                March 27, 2000
                   Jeffrey Ballowe

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ PHILIP SCHLEIN
     -------------------------------------------       Class A Director                March 27, 2000
                   Philip Schlein

             /s/ ROBERT C. HARRIS, JR.
     -------------------------------------------       Class A Director                March 27, 2000
               Robert C. Harris, Jr.

                  /s/ L. LOWRY MAYS
     -------------------------------------------       Class A Director                March 27, 2000
                    L. Lowry Mays

                  /s/ MARK W. BEGOR
     -------------------------------------------       Class B Director                March 27, 2000
                    Mark W. Begor

     -------------------------------------------       Class B Director                March 27, 2000
                   Gary M. Reiner

                 /s/ SCOTT M. SASSA
     -------------------------------------------       Class B Director                March 27, 2000
                   Scott M. Sassa

     -------------------------------------------       Class B Director                March 27, 2000
                    John F. Welch

               /s/ MARTIN J. YUDKOVITZ
     -------------------------------------------       Class B Director                March 27, 2000
                 Martin J. Yudkovitz

                               NBC INTERNET, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                                   ADDITIONS-   BALANCES ACQUIRED
                                    BALANCES AT    CHARGED TO   IN CONNECTION WITH                BALANCES AT
                                    BEGINNING OF   COSTS AND       NBCI MERGER       DEDUCTIONS     END OF
                                       PERIOD       EXPENSES       TRANSACTIONS      WRITE-OFFS     PERIOD
                                    ------------   ----------   ------------------   ----------   -----------
Year ended December 31, 1999......       $195         $891             $936             $(282)       $1,740
                                         ====         ====             ====             =====        ======
Year ended December 31, 1998......       $ 49         $269             $ --             $(123)       $  195
                                         ====         ====             ====             =====        ======
Year ended December 31, 1997......       $ --         $ 49             $ --             $  --        $   49
                                         ====         ====             ====             =====        ======

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NBC Internet, Inc.

    We have audited the accompanying consolidated balance sheets of NBC Internet, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NBC Internet, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 26, 2000

                               NBC INTERNET, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   28,095   $ 54,575
  Short-term investments....................................     176,669      2,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,740 and $195 in 1999 and 1998,
    respectively............................................      17,223      1,368
  Note receivable from NBC, current portion.................      78,288         --
  Other current assets......................................       8,916        630
                                                              ----------   --------
Total current assets........................................     309,191     58,573
Fixed assets, net...........................................      18,096      2,071
Goodwill, net...............................................   1,646,054      3,751
Other intangibles assets, net...............................     113,419      1,766
Investment in CNBC.com......................................      68,500         --
Other long-term investments.................................      63,601         --
Long-term note receivable from NBC, less current portion....     261,712         --
Other assets, including restricted cash of $8,990 in 1999...      13,523        713
                                                              ----------   --------
Total assets................................................  $2,494,096   $ 66,874
                                                              ==========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   15,687   $  1,229
  Accrued compensation and related expenses.................      15,293        497
  Accrued merger costs......................................      11,604         --
  Other accrued liabilities.................................       7,785      2,531
  Amounts due to related parties............................      41,792         --
  Deferred revenue..........................................      18,943        443
  Notes payable and capital lease obligations, current
    portion.................................................         238      1,313
                                                              ----------   --------
Total current liabilities...................................     111,342      6,013
                                                              ----------   --------
  Convertible notes payable less unamortized discount due to
    NBC and its affiliates..................................     371,233         --
  Deferred revenue, less current portion....................      11,332         --
  Notes payable and capital lease obligations, less current
    portion.................................................         405        528
                                                              ----------   --------
Long-term liabilities.......................................     382,970        528
                                                              ----------   --------
Stockholders' equity:
  Preferred stock, $0.0001 par value;
    Authorized shares--10,000
    Issued and outstanding shares--none in 1999 and 1998....          --         --
  Class A Common stock, $0.0001 par value:
    Authorized Shares--100,000
    Issued and outstanding shares--27,676 and 13,700 in 1999
      and 1998, respectively................................     942,770     75,606
  Class B Common stock, $0.0001 par value:
    Authorized Shares--100,000
    Issued and outstanding shares--24,551 and none in 1999
      and 1998, respectively................................   1,158,336         --
  Notes receivable from stockholders........................        (995)
  Accumulated other comprehensive income....................       4,994         --
  Deferred compensation.....................................      (4,121)      (904)
  Accumulated deficit.......................................    (101,200)   (14,369)
                                                              ----------   --------
Total stockholders' equity..................................   1,999,784     60,333
                                                              ----------   --------
Total liabilities and stockholders' equity..................  $2,494,096   $ 66,874
                                                              ==========   ========

                            See accompanying notes.

                               NBC INTERNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net revenue:
  Advertising...............................................  $ 19,953   $  2,144   $    60
  E-commerce and other......................................    15,628      6,174       781
                                                              --------   --------   -------
Total net revenue...........................................    35,581      8,318       841
Cost of net revenue:
  Cost of advertising.......................................     6,296      1,385       333
  Cost of e-commerce and other..............................    10,504      3,542       171
                                                              --------   --------   -------
Cost of net revenue.........................................    16,800      4,927       504
Gross profit................................................    18,781      3,391       337
Operating expenses:
  Operating and development.................................     7,674      2,939       965
  Sales and marketing.......................................    21,951      2,393       292
  General and administrative................................    11,482      3,366       721
  Promotion and advertising provided by NBC.................    16,858         --        --
  Amortization of deferred compensation.....................       963      1,416       248
  Purchased in-process research and development.............     2,603        790        --
  Amortization of intangible assets.........................    35,822      1,843        --
  Non-recurring charges.....................................    17,801         --     1,243
                                                              --------   --------   -------
Total operating expenses....................................   115,154     12,747     3,469
                                                              --------   --------   -------
Loss from operations........................................   (96,373)    (9,356)   (3,132)
Other income (expense):
  Interest income...........................................    10,963        187        --
  Interest expense..........................................    (1,421)      (135)       --
  Interest expense related to warrant.......................        --     (1,494)       --
                                                              --------   --------   -------
Net loss....................................................  $(86,831)  $(10,798)  $(3,132)
                                                              ========   ========   =======
Net loss per share--basic and diluted.......................  $  (4.26)  $  (1.37)  $ (0.64)
                                                              ========   ========   =======
Number of shares used in per share calculation--basic and
  diluted...................................................    20,386      7,879     4,874
                                                              ========   ========   =======

                            See accompanying notes.

                               NBC INTERNET, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            COMMON STOCK
                                           -----------------------------------------------      NOTES
                                                   SHARES                   AMOUNT            RECEIVABLE
                                           -----------------------   ---------------------       FROM         DEFERRED
                                            CLASS A      CLASS B     CLASS A     CLASS B     STOCKHOLDERS   COMPENSATION
                                           ----------   ----------   --------   ----------   ------------   -------------
Balances at December 31, 1996............   3,333,335           --   $  1,000   $       --      $  --          $    --
                                           ----------   ----------   --------   ----------      -----          -------
  Issuance of common stock for cash......   1,914,452           --      1,223           --         --               --
  Issuance of common stock in exchange
    for cancellation of notes payable to
    stockholders.........................      38,889           --         35           --         --               --
  Issuance of common stock in exchange
    for stock subscription receivable....     254,691           --        175           --         --               --
  Issuance of stock options to
    consultants..........................          --           --         17           --         --               --
  Deferred compensation related to grant
    of stock options.....................          --           --        551           --         --             (551)
  Amortization of deferred
    compensation.........................          --           --         --           --         --              248
  Net loss...............................          --           --         --           --         --               --
                                           ----------   ----------   --------   ----------      -----          -------
Balances at December 31, 1997............   5,541,367           --      3,001           --         --             (303)
  Issuance of common stock for cash, net
    of issuance costs of $139............   1,815,432           --      5,532           --         --               --
  Issuance of common stock in exchange
    for Classic Media Holdings license
    rights...............................      43,292           --        100           --         --               --
  Issuance of common stock in connection
    with acquisitions....................   1,221,992           --      4,219           --         --               --
  Issuance of common stock in exchange
    for cancellation of notes payable to
    stockholders.........................      64,937           --        150           --         --               --
  Issuance of common stock in exchange
    for stock subscription receivable....      78,224           --        261           --         --               --
  Issuance of common stock to directors
    and consultants in exchange for
    services.............................      19,564           --        205           --         --               --
  Issuance of stock options to
    consultants..........................          --           --        238           --         --               --
  Issuance of common stock in intial
    public offering, net of offering
    costs of $7,059......................   4,600,000           --     57,341           --         --               --
  Issuance of common stock upon exercise
    of warrants, net of issuance costs of
    $28..................................     314,747           --      1,048           --         --               --
  Issuance of warrant in connection with
    loan agreement.......................          --           --      1,494           --         --               --
  Deferred compensation related to grant
    of stock options.....................          --           --      2,017           --         --           (2,017)
  Amortization of deferred
    compensation.........................          --           --         --           --         --            1,416
  Net loss...............................          --           --         --           --         --               --
                                           ----------   ----------   --------   ----------      -----          -------
Balances at December 31, 1998............  13,699,555           --     75,606           --         --             (904)
  Issuance of common stock upon exercise
    of warrants..........................     116,231           --         --           --         --               --
  Issuance of common stock for purchase
    acquisitions.........................   9,265,640   23,590,680    667,541    1,103,336         --               --
  Issuance of common stock in connection
    with follow-on offering, net of
    issuance costs of $8,950.............   2,659,800           --    166,597           --         --               --
  Issuance of common stock to directors
    and consultants in exchange for
    services.............................      17,967           --        758           --         --               --
  Issuance of warrants in connection with
    ValueVision strategic alliance.......          --           --      6,937           --         --               --
  Issuance of common stock upon exercise
    of options...........................   1,916,352           --      5,445           --         --               --
  Issuance of common stock for cash......     960,028           --     55,000           --         --               --
  Conversion of common stock issued to
    NBC..................................    (960,028)     960,028    (55,000)      55,000         --               --
  Acceleration of options related to
    termination of Xoom.com officer......          --           --     15,706           --         --               --
  Notes receivable from stockholders
    assumed in acquisition...............          --           --         --           --       (995)              --
  Deferred compensation related to grant
    of stock options.....................          --           --      4,180           --         --           (4,180)
  Amortization of deferred
    compensation.........................          --           --         --           --         --              963
  Comprehensive income:
    Net loss.............................          --           --         --           --         --               --
    Unrealized gain on securities........          --           --         --           --         --               --
  Comprehensive income...................          --           --         --           --         --               --
                                           ----------   ----------   --------   ----------      -----          -------
Balances at December 31, 1999............  27,675,545   24,550,708   $942,770   $1,158,336      $(995)         $(4,121)
                                           ==========   ==========   ========   ==========      =====          =======


                                                           ACCUMULATED
                                                              OTHER            TOTAL
                                           ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                             DEFICIT          INCOME          EQUITY
                                           ------------   --------------   -------------
Balances at December 31, 1996............   $    (439)        $   --        $      561
                                            ---------         ------        ----------
  Issuance of common stock for cash......          --             --             1,223
  Issuance of common stock in exchange
    for cancellation of notes payable to
    stockholders.........................          --             --                35
  Issuance of common stock in exchange
    for stock subscription receivable....          --             --               175
  Issuance of stock options to
    consultants..........................          --             --                17
  Deferred compensation related to grant
    of stock options.....................          --             --                --
  Amortization of deferred
    compensation.........................          --             --               248
  Net loss...............................      (3,132)            --            (3,132)
                                            ---------         ------        ----------
Balances at December 31, 1997............      (3,571)            --              (873)
  Issuance of common stock for cash, net
    of issuance costs of $139............          --             --             5,532
  Issuance of common stock in exchange
    for Classic Media Holdings license
    rights...............................          --             --               100
  Issuance of common stock in connection
    with acquisitions....................          --             --             4,219
  Issuance of common stock in exchange
    for cancellation of notes payable to
    stockholders.........................          --             --               150
  Issuance of common stock in exchange
    for stock subscription receivable....          --             --               261
  Issuance of common stock to directors
    and consultants in exchange for
    services.............................          --             --               205
  Issuance of stock options to
    consultants..........................          --             --               238
  Issuance of common stock in intial
    public offering, net of offering
    costs of $7,059......................          --             --            57,341
  Issuance of common stock upon exercise
    of warrants, net of issuance costs of
    $28..................................          --             --             1,048
  Issuance of warrant in connection with
    loan agreement.......................          --             --             1,494
  Deferred compensation related to grant
    of stock options.....................          --             --                --
  Amortization of deferred
    compensation.........................          --             --             1,416
  Net loss...............................     (10,798)            --           (10,798)
                                            ---------         ------        ----------
Balances at December 31, 1998............     (14,369)            --            60,333
  Issuance of common stock upon exercise
    of warrants..........................          --             --                --
  Issuance of common stock for purchase
    acquisitions.........................          --             --         1,770,877
  Issuance of common stock in connection
    with follow-on offering, net of
    issuance costs of $8,950.............          --             --           166,597
  Issuance of common stock to directors
    and consultants in exchange for
    services.............................          --             --               758
  Issuance of warrants in connection with
    ValueVision strategic alliance.......          --             --             6,937
  Issuance of common stock upon exercise
    of options...........................          --             --             5,445
  Issuance of common stock for cash......          --             --            55,000
  Conversion of common stock issued to
    NBC..................................          --             --                --
  Acceleration of options related to
    termination of Xoom.com officer......          --             --            15,706
  Notes receivable from stockholders
    assumed in acquisition...............          --             --              (995)
  Deferred compensation related to grant
    of stock options.....................          --             --                --
  Amortization of deferred
    compensation.........................          --             --               963
  Comprehensive income:
    Net loss.............................     (86,831)            --           (86,831)
    Unrealized gain on securities........          --          4,994             4,994
                                            ---------         ------        ----------
  Comprehensive income...................     (86,831)         4,994           (81,837)
                                            ---------         ------        ----------
Balances at December 31, 1999............   $(101,200)        $4,994        $1,999,784
                                            =========         ======        ==========

                            See accompanying notes.

                               NBC INTERNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash used in operating activities:
  Net loss..................................................  $(86,831)  $(10,798)  $(3,132)
  Adjustments to reconcile net loss to net operating
    activities:
    Depreciation and amortization...........................    39,166      4,055       502
    Purchased in-process research and development...........     2,603        790        --
    Non-recurring charges...................................    17,801         --        --
    Issuance of common stock and stock options to directors
      and consulants........................................       758        443        17
    Receipt of equity interests in exchange for services
      provided..............................................    (2,217)        --        --
    Loss on disposal of fixed assets........................       201         --        --
    Interest expense related to warrant.....................        --      1,494        --
    Issuance of common stock in exchange for Classic Media
      Holding license rights................................        --        100        --
    Write-off of prepaid royalties..........................        --         --       243
    Changes in operating assets and liabilities, net of
      business combinations:
      Accounts receivable...................................   (15,012)    (1,167)     (173)
      Other current assets..................................    (3,560)    (1,051)     (187)
      Other assets..........................................   (11,879)      (445)      (41)
      Accounts payable......................................    13,454        762       326
      Accrued compensation and related expenses.............    14,796        418        29
      Accrued merger costs..................................    11,538         --        --
      Other accrued liabilities.............................   (14,742)     1,403     1,005
      Deferred revenue......................................     6,239        443        --
                                                              --------   --------   -------
  Net cash used in operating activities.....................   (27,685)    (3,553)   (1,411)
Cash used in investing activities:
  Purchases of fixed assets.................................   (10,731)    (1,954)     (392)
  Purchase of short-term and long-term investments..........  (223,135)    (2,000)       --
  Maturities of short-term and long-term investments........    58,600         --        --
  Business combinations, net of cash acquired...............      (678)      (458)       --
  Cash paid in connection with the purchase of certain
    assets from Revolutionary Software, Inc.................        --       (273)       --
                                                              --------   --------   -------
  Net cash used in investing activities.....................  (175,944)    (4,685)     (392)
Cash provided by financing activities:
  Proceeds from issuance of common stock....................   221,597     62,873     1,223
  Proceeds from exercise of stock options...................     5,445         --        --
  Proceeds from exercise of warrants........................        --      1,048        --
  Proceeds from issuance of notes payable to stockholders...        --         --       185
  Proceeds from repayment of stock subscriptions
    receivable..............................................        --        335       400
  Proceeds from notes payable...............................        --      1,762        --
  Repayment of notes payable................................   (49,893)    (3,211)       --
                                                              --------   --------   -------
  Net cash provided by financing activities.................   177,149     62,807     1,808
  Net increase in cash and cash equivalents.................   (26,480)    54,569         5
  Cash and cash equivalents at beginning of year............    54,575          6         1
                                                              --------   --------   -------
  Cash and cash equivalents at end of year..................  $ 28,095   $ 54,575   $     6
                                                              ========   ========   =======

                            See accompanying notes.

                               NBC INTERNET, INC.

                CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES:
NON-CASH TRANSACTIONS:

  Issuance of common stock in conjuction with business
    and technology acquisitions..........................  $1,769,682   $    4,218   $       --
                                                           ==========   ==========   ==========
  Issuance of notes payable in conjunction with business
    and technology acquisitions..........................  $  370,000   $    3,106   $       --
                                                           ==========   ==========   ==========
  Investments in corporate securities received in
    connection with media contracts......................  $   28,903   $       --   $       --
                                                           ==========   ==========   ==========
  Value of warrant received in connection with
    ValueVision International, Inc. strategic alliance...  $    6,343   $       --   $       --
                                                           ==========   ==========   ==========
  Value of warrant issued in connection with ValueVision
    International, Inc. strategic alliance...............  $    6,937   $       --   $       --
                                                           ==========   ==========   ==========
  Deferred compensation resulting from grant of stock
    options..............................................  $    4,180   $    2,017   $      551
                                                           ==========   ==========   ==========
  Fixed assets acquired under capital lease obligation...  $      125   $      165   $       --
                                                           ==========   ==========   ==========
  Issuance of common stock in exchange for stock
    subscriptions receivable.............................  $      995   $      261   $      175
                                                           ==========   ==========   ==========
  Common stock issued to satisfy Paralogic legal
    obligation...........................................  $       --   $      165   $       --
                                                           ==========   ==========   ==========

CASH FLOW INFORMATION:
  Cash paid for interest.................................  $      425   $       57   $       --
                                                           ==========   ==========   ==========

                            See accompanying notes.

                               NBC INTERNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    NBC Internet, Inc. ("NBCi" or the "Company") is an integrated media company that combines portal, community, online, television and radio advertising and e-commerce services designed to deliver a comprehensive, next generation online experience to a global audience. The Company derives revenues primarily from online and on-air advertising and e-commerce.

    NBCi (formerly known as Xoom.com, Inc. ("Xoom.com")) was formed as the result of several transactions that occurred on November 29 and 30 of 1999, pursuant to which Xoom.com and SNAP! LLC ("Snap") became wholly-owned subsidiaries of NBCi, and NBCi became the owner of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com ("NBC Multimedia Division") and a 10% ownership interest in CNBC.com LLC. Xoom.com was treated as the accounting acquiror and the financial information in the accompanying financial statements include Xoom.com's results for the years ended December 31, 1997 and 1998, the 11 months ended November 30, 1999, and the consolidated results of operations of Xoom.com, Snap and NBC Multimedia for the one month ended December 31, 1999.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

DEPENDENCE ON VENDORS

    The Company currently depends on one vendor to provide substantially all warehousing and order fulfillment. Although the Company believes that there are alternative vendors for warehousing and order fulfillment, there can be no assurance that the Company will maintain its relationship with this vendor as the agreement is cancelable at any time. The loss of this relationship could have a material adverse effect on the Company's financial condition and results of operations.

    During 1999, the Company entered into a four-year agreement with NBC to be the Company's exclusive provider of television advertising. Although the Company believes that there are alternative vendors for television advertising, there can be no assurance that the Company will maintain its relationship with NBC as the agreement is cancelable upon a material breach by either NBC or the Company. The loss of this relationship could have a material adverse effect on the Company's financial condition and results of operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS AND INVESTMENTS

    The Company considers investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Investments with maturities of greater than 90 days and one year or less are classified as short-term investments. Investments with maturities of greater than one year are classified as long-term investments. A substantial portion of the Company's investments are classified as

                               NBC INTERNET, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) available-for-sale and carried at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income in stockholders' equity. The cost of securities sold is based on the specific identification method. Realized gains and losses upon sale or maturity of these investments are reported in other income or expense.

    The Company invests in equity instruments of privately-held internet companies for the promotion of business and strategic objectives. These investments are included in long-term investments and are accounted for under the cost method when ownership is less than 20% and there are no indicators of control. For these non-quoted investments, the Company regularly reviews operating performance, financing status, liquidity prospects and cash flow forecasts in assessing carrying values. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. To date, no such losses have been recorded.

CONCENTRATION OF CREDIT RISK AND CREDIT EVALUATIONS

    Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short and long-term investments and accounts receivable. The Company maintains substantially all of its cash, cash equivalents and short and long-term investments with four financial institutions. The Company conducts business with companies in various industries throughout the world and with individuals over the Internet. The Company performs ongoing credit evaluations of its corporate customers and generally does not require collateral. Sales to individuals are principally paid for with credit cards. Reserves are maintained for potential credit losses, and such losses to date have been within management's expectations. The Company recorded $866,000, $269,000 and $49,000 for allowance for doubtful accounts in operations for the years ended December 31, 1999, 1998 and 1997, respectively.

FIXED ASSETS

    Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the respective estimated useful lives of the assets. Estimated useful lives of the Company's fixed assets range between 2 to 5 years. Fixed assets under capital leases are amortized over the shorter of the estimated useful life or the life of the lease. The Company identifies and records impairment losses on fixed assets when events and circumstances indicate that such assets might be impaired. During 1999 the Company wrote-off leasehold improvements related to facility leases that will be abandoned as a result of the NBCi merger transactions. There were no write-offs of fixed assets during 1998.

                               NBC INTERNET, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) GOODWILL AND OTHER INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31, (in thousands):

                                                                           LIFE
                                                     1999       1998     (MONTHS)
                                                   --------   --------   --------
Purchased technology.............................  $ 46,489    $2,357    24 - 48
License to use brand names.......................    34,200        --    60 - 84
Affiliate and other contracts....................    31,400        --    36 - 48
Acquired workforce...............................     3,802        --    42 - 48
                                                   --------    ------
Intangible assets................................   115,891     2,357
Accumulated amortization.........................    (2,472)     (591)
                                                   --------    ------
Intangible assets, net...........................  $113,419    $1,766
                                                   ========    ======

                                                                            LIFE
                                                     1999        1998     (MONTHS)
                                                  ----------   --------   --------
Goodwill........................................  $1,681,922    $5,003    24 - 84
Accumulated amortization........................     (35,868)   (1,252)
                                                  ----------    ------
Goodwill, net...................................  $1,646,054    $3,751
                                                  ==========    ======

    Goodwill and intangible assets result from acquisitions accounted for under the purchase method. See note 2. Amortization of goodwill and other intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or intangible assets or render the goodwill or intangibles not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill or intangibles are impaired. To date, no impairment losses have been recorded.

OTHER CURRENT AND NON-CURRENT ASSETS

    Other current assets consists primarily of prepaid expenses and interest receivable relating to marketable securities. Other non-current assets consists primarily of interest receivable relating to a related party note receivable and non-current deposits related to various ongoing agreements entered into by the Company. Other non-current assets also includes $8.9 million of restricted cash which consists of a letter of credit in the amount of $4.5 million (See
Note 8.) and bonds related to promotional sweepstakes.

DEFERRED REVENUE

    Deferred revenue consists of online, television and radio advertising and e-commerce fees to be earned in the future under agreements existing at the balance sheet date.

                               NBC INTERNET, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ACCRUED MERGER COSTS

    Accrued merger costs represents the Company's estimate of professional services provided in connection with the NBCi merger transactions that have not yet been paid for as of December 31, 1999. Such professional services include accounting, legal, printing and due diligence.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("FAS 109"), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense for equity awards to employees is recognized when the exercise price is equity to the fair value at the date of grant. The Company adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

    The Company accounts for stock based awards to non-employees at fair value in accordance with FAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

REVENUE RECOGNITION

    ADVERTISING REVENUES. A significant portion of the Company's advertising revenues are derived from the sale of promotional space on the Company's online internet properties. Services offered range from short-term banner advertisements and sponsorships to long-term arrangements which may include the development of co-branded, integrated websites. Revenue derived from such arrangements is recognized during the period which the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impressions levels are achieved.

    Advertising revenue is also generated from integrated media sales, in which the Company sells integrated promotional space on television advertising purchased from NBC and radio advertising purchased from Clear Channel. Revenue derived from these arrangements totaled $1.7 million for television and $100,000 for radio advertising and is recognized in the period in which the advertisements are aired and are included in advertising revenue.

    E-COMMERCE REVENUE. The Company recognizes revenue from e-commerce sales when the products are shipped to customers. The Company provides for potential product returns and estimated warranty costs in the period of the sale. Such costs have been minimal to date.

                               NBC INTERNET, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) BARTER TRANSACTIONS. The Company trades advertisements on its online properties and from its on-air inventory in exchange for equity ownership in certain of its customers. The Company also trades advertisements on its online properties and from its on-air inventory in exchange for advertisements on the online properties of other companies. These revenues are recorded at the fair value of services provided or the fair value of the services or equity ownership received, whichever is more reliably determinable at the time of the transaction.

    In January 2000, the Emerging Issues Task Force of the FASB issued Issue 99-17, "Accounting for Advertising Barter Transactions." ("EITF 99-17") EITF 99-17 established accounting and reporting standards for barter transactions which involve nonmonetary exchanges of advertising. It requires that an entity recognize revenues and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. Management does not expect adoption of EITF 99-17 to have a material impact on the Company's revenues and expenses.

    Revenue from related parties was less than 10% of total revenue for the year ended December 31, 1999. There was no revenue from related parties for the years ended December 31, 1998 and 1997. The Company has made strategic investments in certain companies, some of which the Company expects to earn equal to or in excess of the initial cash investment. Revenue from companies in which we had strategic investments was $2.2 million for the year ended December 31, 1999. There was no revenue of this type in the years ended December 31, 1998 and 1997. Revenue from the exchange of media and advertising services for advertising in other media was less than 10% of total revenue for the year ended December 31, 1999. Revenue from these barter transactions is generally recorded at the fair value of the services provided and is recognized when advertisements are delivered on the Company's online properties, displayed on television or aired on radio.

ADVERTISING EXPENSE

    All advertising costs are expensed when incurred. Advertising costs, which are included in sales and marketing expense, were $5.3 million, $51,000 and $50,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company incurred $16.9 million of promotion and advertising expense to NBC, a related party. This expenditure was made in connection with a four-year advertising agreement in which the Company agreed to purchase
$405 million of on-air advertising on NBC's television properties.

DEVELOPMENT COSTS

    Development costs, which consist of costs related to the enhancement and modification of the Company's online properties, are expensed as incurred and are included in operating and development expenses.

NET LOSS PER SHARE

    The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128"). In accordance with SFAS 128, basic net income (loss) per share excludes dilutive common stock equivalents and is calculated as net income (loss) divided by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed

                               NBC INTERNET, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants were as follows for the years ended
December 31, 1999, 1998 and 1997:

                                            SHARES
                                           EXCLUDED
                                           ---------
1999.....................................  8,758,303
1998.....................................  2,981,708
1997.....................................    977,982

    These shares are excluded from the calculation of net loss per share as their effect is anti-dilutive.

RECLASSIFICATIONS

    The Company has reclassified the presentation of certain prior year balance sheet, statement of operations and statement of cash flows information to conform to the current year presentation. These reclassifications had no effect on previously reported financial position or results of operations.

2.  BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS

    During the two years ended December 31, 1999, the Company made the business and technology acquisitions described in the paragraphs that follow, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition.

    The following acquisitions took place during the year ended December 31, 1999:

    SNAP AND NBC MULTIMEDIA DIVISION. NBC Internet, Inc. ("NBCi") is the result of several transactions that occurred on November 29 and 30 of 1999, pursuant to which Xoom.com and Snap became wholly owned subsidiaries of NBCi, and NBCi became the owner of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com and a 10% ownership interest in CNBC.com LLC. On November 29, 1999, Xoom.com exchanged all of its outstanding shares of common stock for shares of NBCi Class A common stock and CNET exchanged its ownership interest in Snap for shares of NBCi's Class A common stock. On November 30, 1999, NBC Multimedia Division, the owner of the businesses related to NBC.com, NBC-IN.com, a 10% ownership interest in CNBC.com and ownership interests in Snap exchanged its ownership interests in these entities for shares of NBCi Class B common stock. NBC Multimedia Division also transferred the business related to VideoSeeker.com to NBCi in exchange for a $39.5 million subordinated zero coupon convertible note issued by NBCi due in November 2006; and a subsidiary of General Electric (owner of NBC) purchased a $447.4 million subordinated zero coupon convertible note issued by NBCi due in November 2006 in exchange for an assignment of a $340 million note issued by NBC.

    The total purchase costs of these transactions have been calculated with Xoom.com treated as the accounting acquiror and give effect to the purchase of the Internet properties contributed by NBC and to NBCi's acquisition of CNET's and NBC's ownership interests in Snap.

                               NBC INTERNET, INC.

2.  BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED)
    The purchase consideration was $2,062.8 million and consists of the following:

    - Issuance of 23,590,680 shares of NBCi Class B common stock with a fair value of $1,103.3 million and issuance of two zero coupon convertible notes payable of NBCi with an aggregate principal at maturity of $486.9 million (the convertible notes payable have been recorded at their present value of approximately $370 million with an effective interest rate of 4% per annum) for NBC.com, NBC-IN.com, and VideoSeeker, NBC Multimedia Division's ownership interest in Snap and a 10% ownership interest in CNBC.com. The fair value per share of NBCi's common stock is based on the average closing price of Xoom.com's common stock on June 14, 1999 (the date of the announcement of a stock purchase agreement between Xoom.com and NBC) and the three days prior and subsequent to such date.

    - Issuance of 7,245,063 shares of NBCi Class A common stock with a fair value per share of $46.77 for a total value of $338.9 million for approximately 81% (39% on a fully diluted basis) of Snap.

    - The assumption of options to purchase 3,407,558 shares of NBCi's Class A common stock with a fair value of $222.6 million.

    - Estimated merger costs of $28 million consisting principally of investment banking fees, professional services fees including attorneys, accountants and printers, filing and registration costs and approximately
      $1.6 million of merger-related restructuring costs. The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

Net assets:
  Accounts receivable.......................................  $    9,740
  Other current assets......................................       4,727
  Fixed assets,.............................................       9,419
  Investments...............................................      33,495
  Other long-term assets....................................       3,294
  Current liabilities.......................................     (39,321)
  Other long-term liabilities...............................      (2,007)
  Long-term debt............................................     (49,200)
Note receivable from NBC--current...........................      78,288
Note receivable from NBC--long-term.........................     261,712
Purchased technology........................................      18,900
Investment in CNBC.com LLC..................................      68,500
Affiliate and other contracts...............................      31,400
Acquired workforce..........................................       1,900
Use of brand names..........................................      34,200
Goodwill....................................................   1,597,776
                                                              ----------
Total purchase consideration................................  $2,062,823
                                                              ==========

    Amounts allocated to intangible assets and goodwill are being amortized over their estimated useful lives of three to seven years.

                               NBC INTERNET, INC.

2.  BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED)

    In connection with the acquisitions of Snap and NBC Multimedia, certain leased facilities were abandoned and the CEO of Xoom.com was terminated. The aggregate charge recorded for the leased facilities, including leasehold improvements and equipment that will no longer be used totaled $500,000. The charge recorded for the termination of Xoom.com's CEO totaled $17.3 million and consisted primarily of severance pay and stock compensation charges. These amounts are included in non-recurring charges.

    LIQUIDMARKET, INC. In August 1999, the Company acquired 100% of the outstanding shares of LiquidMarket, Inc., the developer of a next-generation online comparison shopping guide and purchasing service. The purchase consideration totaled $38.7 million and consisted of 718,224 shares of common stock at a fair value of $40.70 per share, the assumption of 54,490, 52,948, and 23,132 employee stock options at a price per share of $40.29, $40.06, and $26.90, respectively, and acquisition costs of approximately $300,000. In addition, 212,202 shares of the Company's common stock were placed into an escrow account. Escrow shares will be released to all shareholders based on their relative equity interests in LiquidMarket, Inc. at the time of consummation of the acquisition. Of the shares held in escrow, 21% were released October and November of 1999 upon the achievement of certain performance objectives, 29% will be released prior to June 2000, and 50% will be released in August 2000, upon the expiration of certain indemnification obligations.

    PARALOGIC SOFTWARE CORPORATION. In June 1999, the Company acquired 100% of the outstanding shares of Paralogic Software Corporation, a provider of Java based community products and services, such as customizable chat rooms, discussion boards, guestbooks and event calendars. The purchase consideration totaled $35.4 million and consisted of 654,018 shares of common stock at a fair value of $47.13 per share, the assumption of 82,733 and 12,001 employee stock options at a price per share of $46.67 and $33.05, respectively, and acquisition costs of approximately $315,000.

    MIGHTYMAIL NETWORKS, INC. In May 1999, the Company acquired 100% of the outstanding shares of MightyMail Networks, Inc., a developer of an enhanced e-mail product that enables customization of e-mail according to user preferences. The purchase consideration totaled $23.1 million and consisted of 268,761 shares of the Company's common stock with a fair value of $71.10 per share, the assumption of 9,061 and 12,121 employee stock options at a price per share of $70.47 and $55.91, respectively, and acquisition costs of approximately $300,000. In addition, 67,186 shares of the Company's common stock were placed into an escrow account. Escrow shares will be released to all shareholders based on their relative equity interests in MightyMail Networks, Inc. at the time of consummation of the acquisition. Of the shares held in escrow, 25% were released in November 1999 and 25% will be released in May 2000, if certain performance objectives are met, and the remaining 50% will be released in May 2000, upon the expiration of certain indemnification obligations.

                               NBC INTERNET, INC.

2.  BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED)
    The following table summarizes the acquisitions made by the Company during 1999 and 1998 (in thousands):

ENTITY NAME                                    FAIR VALUE OF CONSIDERATION                DATE
-----------                          ------------------------------------------------  -----------
1999:
Snap and NBC Multimedia Division...  $2,062,800   Stock, options assumed and notes     Nov. 1999
                                                  payable

Private One, Inc...................  $    2,201   Stock                                Aug. 1999

LiquidMarket, Inc..................  $   38,747   Stock and options assumed            Aug. 1999

Paralogic Software Corporation.....  $   35,396   Stock and options assumed            June 1999

NetFloppy.com LLC..................  $    1,440   Stock and cash                       May 1999

MightyMail Networks, Inc...........  $   23,114   Stock and options assumed            May 1999

Focused Presense, Inc..............  $    1,695   Stock                                April 1999

1998:
Pagecount, Inc.....................  $    1,460   Stock, cash and note payable         July 1998

AreaMax, Inc.......................  $      644   Stock, cash and note payable         June 1998

Revolutionary Software, Inc........  $      701   Stock, cash and note payable;        June 1998
                                                  purchase of assets

Global Bridges Technologies,         $      709   Stock, cash and note payable         June 1998
  Inc..............................

Paralogic Corporation..............  $    3,038   Stock and note payable               March 1998

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The amounts allocated to purchased research and development were determined through established valuation techniques in the high-technology Internet industry (generally using an income approach) and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

    PURCHASED TECHNOLOGY. To determine the values of purchased technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product lifecycles.

                               NBC INTERNET, INC.

2.  BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED)
    LICENSE TO USE BRAND NAMES. To determine the value of licensed brand names purchased, the royalty rate the Company would have had to pay if it had to license the brand names from a third party was estimated. This estimation was based on discussions with management, consideration of royalties paid for the licensing of similar trademarks and consideration of the future earnings potential of the Snap and NBC brand names.

    AFFILIATE AND OTHER CONTRACTS. To determine the value of affiliate and other contracts purchased, the avoided cost approach was used, which considers the costs the Company would have incurred if not for its relationships with NBC and US Web.

    ACQUIRED WORKFORCE. To determine the values of the acquired workforce, employees were identified who would require significant cost to replace and train. Then each employee's fully-burdened cost (salary, benefits, overhead), the cost to train the employee, and the recruiting costs (locating, interviewing, hiring) were estimated. These costs were then summed up and tax effected to estimate the value of the assembled workforce.

    Amounts allocated to intangible assets are being amortized on a straight-line basis over periods of two to seven years.

    The following unaudited pro forma financial information for NBCi reflects the combination of the following:

    - Xoom.com;

    - Paralogic Corporation;

    - Global Bridges Technologies;

    - PageCount;

    - MightyMail Networks;

    - Paralogic Software Corporation;

    - LiquidMarket;

    - NBC.com;

    - NBC-IN.com;

    - VideoSeeker;

    - CNET's ownership interest in Snap;

    - NBC's ownership interest in Snap; and

    - 10% equity interest in CNBC.com LLC.

    The unaudited pro forma financial information combines the Xoom.com historical statements of operations and the historical statements of operations of Paralogic Corporation, Global Bridges Technologies, PageCount, MightyMail Networks, Paralogic Software Corporation, LiquidMarket, Snap and NBC Multimedia Division for the years ended December 31, 1999 and 1998 and give effect to the transactions, including the amortization of goodwill and other intangible assets and the recognition of interest income and expense, as if they had occurred at the beginning of each period presented. The amount of the aggregate purchase price allocated to purchased in-process research and development for each applicable acquisition has been excluded from the pro forma information, as it is a non-recurring item.

    The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at

                               NBC INTERNET, INC.

2. BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED) the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
Net revenues..........................................  $ 101,530    $  28,132
Net loss..............................................  $(397,046)   $(325,998)
Net loss per share--basic and diluted.................  $   (8.17)   $   (7.84)
Number of shares used in per share calculation--basic
  and diluted.........................................     48,612       41,595

3.  RELATED PARTY TRANSACTIONS

    In connection with the NBCi merger transactions that took place on November 29 and 30, 1999 between Xoom.com, Snap and NBC Multimedia Division, the Company completed the following:

    NOTES PAYABLE

        Two subordinated zero coupon convertible notes were issued by the Company. The convertible notes will have an aggregate principal at maturity of $486.9 million and are convertible by the holders into a total of 5,809,388 shares of Class B common stock at any time after the first anniversary of the issuance of the note. Both notes bear interest at a rate of 4% per annum. The notes were recorded at their present value at issuance of $370 million. As of December 31, 1999, the total principal and interest due related to these notes were $370 million and $1.2 million, respectively. The convertible notes have a scheduled maturity of November 30, 2006.

        The Company also assumed notes payable due to CNET and NBC. The payable due to CNET is related to certain operating expenses which were paid for by CNET but incurred by Snap, a wholly-owned subsidiary of the Company, prior to November 30, 1999. The payable due to NBC is related to promotional and advertising services provided to Snap, prior to November 30, 1999, by NBC. During the month of December, the Company incurred $16.9 million of promotion and advertising expenses payable to NBC. As of December 31, 1999, the aggregate balance due to CNET and NBC was $41.8 million.

    NOTE RECEIVABLE

        The Company received a promissory note of NBC with a principal value of $340 million, due on November 30, 2003. The note bears interest at 5.4% and compounds quarterly. Principal and interest payments will be received by the Company in quarterly installments of $23.8 million each. As of December 31, 1999, the total principal and interest due to the Company related to this note were $340 million and $1.5 million, respectively. Interest due to the Company is included in other current assets.

                               NBC INTERNET, INC.

3.  RELATED PARTY TRANSACTIONS (CONTINUED)
    ADVERTISING AGREEMENT WITH NBC

        The Company entered into an advertising agreement (the "Agreement") with NBC pursuant to which NBCi will purchase 15-, 30- and 60-second advertising spots valued at $405 million over a four-year period on the NBC television network, CNBC, MSNBC and NBC's owned and operated television stations. The advertisements are subject to standard terms and conditions generally applicable to such advertising. The advertising agreement may be terminated by NBC in the event of a change in control of NBCi, a bankruptcy event with respect to NBCi or a material breach by NBCi that is not cured with 30 days. NBCi may terminate the advertising agreement upon a material breach by NBC that is not cured within 30 days. NBCi sells a portion of the advertising it purchases from NBC as described in Note 1.

        The following are the minimum future contractual expenditures required to be made under the Agreement at December 31, 1999 (in thousands):

                                                              ADVERTISING
YEAR                                                          EXPENDITURES
----                                                          ------------
2000........................................................    $105,000
2001........................................................      89,000
2002........................................................      89,000
2003........................................................     122,000

CONSULTING AGREEMENTS

    The Company entered into various Consulting Agreements (the "Agreements") during 1998 with outside directors of the Company. The Agreements provided for the directors to receive monthly compensation of $10,000, paid in either cash or common stock. The Agreements also provided for the directors to receive options to purchase common stock. As of December 31, 1999, each of the Agreements had been discontinued.

CONTENT LICENSE AGREEMENT

    The Company entered into a Content License Agreement dated February 22, 1998, with Classic Media Holdings, whereby the Company was granted certain non-exclusive perpetual, world-wide licensing rights in connection with Classic Media Holdings' library of public domain movies. As consideration for the license, the Company issued 43,290 shares of the Company's common stock to the principals of Classic Media Holdings. The fair value of the stock yielded a $100,000 charge to operating and development expense in the year ended
December 31, 1998. An executive officer and director of the Company is a principal of Classic Media Holdings.

4.  FINANCIAL INSTRUMENTS.

    The Company has classified all short-term and long-term marketable securities as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Interest earned, realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income.

                               NBC INTERNET, INC.

4.  FINANCIAL INSTRUMENTS. (CONTINUED)
    Short-term and long-term investments include the following securities as of December 31, 1999 and 1998 (in thousands):

                                                                    DECEMBER 31, 1999
                                                      ----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                                 UNREALIZED   UNREALIZED     FAIR
                                                        COST       GAINS        LOSSES       VALUE
                                                      --------   ----------   ----------   ---------
Short-term:
  Market auction preferred stock....................  $  2,000     $   --       $    --    $  2,000
  Demand and money market instrument accounts.......    35,370         --           (91)     35,279
  Corporate bonds and notes.........................    70,009          1           (89)     69,921
  United states government agency bonds.............    51,473          3          (241)     51,235
  Foreign debt securities...........................     8,439         11           (13)      8,437
  Publicly traded equity securities.................    32,327      7,453        (1,888)     37,892
                                                      --------     ------       -------    --------
                                                       199,618      7,468        (2,322)    204,764
Less amounts classified as cash and cash
  equivalents.......................................   (28,092)        (3)           --     (28,095)
                                                      --------     ------       -------    --------
Total short-term investments........................  $171,526     $7,465       $(2,322)   $176,669
                                                      ========     ======       =======    ========
Long-term:
  Corporate bonds and notes.........................  $ 14,337     $   --       $  (118)   $ 14,219
  United states government agency bonds.............     2,996         --           (31)      2,965
                                                      --------     ------       -------    --------
Total long-term investments.........................  $ 17,333     $   --       $  (149)   $ 17,184
                                                      ========     ======       =======    ========

    The Company also invests in privately held companies and classifies these investments as long-term investments. At December 31, 1999, investments in privately-held companies totaled approximately $46.4 million. The Company held no investments in privately-held companies at December 31, 1998. These investments are accounted for using the cost method. Impairment losses on closely-held securities are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. To date, no such losses have been recorded.

                                                                    DECEMBER 31, 1998
                                                      ----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                                 UNREALIZED   UNREALIZED     FAIR
                                                        COST       GAINS        LOSSES       VALUE
                                                      --------   ----------   ----------   ---------
Short-term:
  Market auction preferredstock.....................  $ 11,400     $   --       $   --     $ 11,400
  Demand and money market instrument accounts.......     8,731         --           --        8,731
  Corporate bonds and notes.........................    36,444         --           --       36,444
                                                      --------     ------       ------     --------
Total availabe-for-sale securities..................    56,575         --           --       56,575
Less amounts classified as cash and cash
  equivalents.......................................   (54,575)        --           --      (54,575)
                                                      --------     ------       ------     --------
Total short-term investments........................  $  2,000     $   --       $   --     $  2,000
                                                      ========     ======       ======     ========

                               NBC INTERNET, INC.

4.  FINANCIAL INSTRUMENTS. (CONTINUED)

    Realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 1999 and 1998.

    The aggregate contractual maturities of the Company's short and long-term investments in debt securities are as follows:

Year:
2000..............................................  $148,165
2001..............................................  $  7,796

    Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties.

5.  FIXED ASSETS

    As of December 31, 1999 and 1998, fixed assets consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Computers and equipment, including assets held under capital
  leases of $53 for 1999 and 1998...........................  $21,560     $2,432
Furniture and fixtures, including assets held under capital
  leases of $125 and $112 for 1999 and 1998, respectively...      257        112
Leasehold improvements......................................      656          5
Computer software...........................................    2,524         91
                                                              -------     ------
                                                               24,997      2,640

Less accumulated depreciation and amortization, including
  amounts related to assets held under capital leases of $34
  and $18 in 1999 and 1998, respectively....................   (6,901)      (569)
                                                              -------     ------
Fixed assets, net...........................................  $18,096     $2,071
                                                              =======     ======

    Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was $2.4 million, $778,000 and $254,000, respectively.
Amortization expense related to assets held under capital lease was $30,000, $18,000 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

                               NBC INTERNET, INC.

6.  NOTES PAYABLE

    As of December 31, 1999 and 1998, notes payable consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Note payable and other amounts due to the former
  stockholders of Paralogic Corporation.....................   $  --     $ 1,128
Note payable issued in connection with a secured financing
  agreement with a leasing company. The note payable is
  collateralized by computer and office equipment and bears
  interest at the rate of 14.58% annually. Principal and
  interest payments are due in monthly installments of
  $15,000 payable through February 2002, plus a final
  payment of $69,000 due in March 2002......................     393         512
Note payable issued to a former stockholder of Global
  Bridges Technologies, Inc. bearing interest of 5%
  annually. The note is due in monthly installments of
  $2,500 payable through July 2000..........................      18          47
                                                               -----     -------
                                                                 411       1,687

Less amounts due within one year from December 31, 1999.....    (155)     (1,276)
                                                               -----     -------
Long-term notes payable.....................................   $ 256     $   411
                                                               =====     =======

    Scheduled aggregate maturities of notes payable are as follows (in thousands):

Year ending December 31,
2000.................................................    $155
2001.................................................     159
2002.................................................      97
                                                         ----
    Total............................................    $411
                                                         ====

    On November 3, 1998, the Company entered into a loan agreement with a financing company which provided for borrowings up to $2.8 million. Pursuant to the terms of the loan agreement, the Company issued the lender a warrant to purchase 183,333 shares of the Company's common stock at an exercise price equal to the Company's initial public offering price per share. The Company determined the fair value of the warrant to be $1.5 million, which was recorded as interest expense in the year ended December 31, 1998. The effective interest rate on this secured loan agreement for the year ended December 31, 1998 was approximately 1,450%. As of December 31, 1998, all outstanding principal and interest amounts had been fully paid and the loan agreement had been canceled.

7.  INCOME TAXES

    There has been no provision for U.S. federal, U.S. state, or foreign income taxes for any period as the Company has incurred operating losses in all periods and for all jurisdictions.

                               NBC INTERNET, INC.

7.  INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 53,607   $ 1,944
  Other..................................................     9,162     1,829
                                                           --------   -------
Total deferred tax assets................................    62,769     3,773
Valuation allowance......................................   (15,612)   (3,773)
                                                           --------   -------
Net deferred tax assets..................................    47,157        --
                                                           ========   =======
Deferred tax liabilities:
  Intangible assets......................................   (45,505)       --
  Unrealized gain on investments.........................    (1,652)       --
                                                           --------   -------
Total deferred tax liabilities...........................   (47,157)       --
                                                           --------   -------
Net deferred tax assets..................................  $     --   $    --
                                                           ========   =======

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

    The valuation allowance increased by $11.8 million, $2.5 million and $1.1 million in the years ended December 31, 1999, 1998 and 1997, respectively.

    As of December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $139.3 million which expire in the years 2011 through 2018. The Company also had net operating loss carryforwards for state income tax purposes of approximately $80.8 million expiring in the years 2003 though 2004.

    Utilization of the Company's net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards before utilization.

8.  COMMITMENTS

    The Company leases its facilities, furniture and fixtures and certain computers and equipment under noncancelable capital and operating leases for varying periods through 2010. The cost of assets acquired under capital leases during the years ended December 31, 1999 and 1998 was $125,000 and $165,000, respectively. Amortization expense related to assets under capital lease of $30,000, $18,000 and $0 is

                               NBC INTERNET, INC.

8.  COMMITMENTS (CONTINUED)
included in accumulated depreciation and amortization at December 31, 1999, 1998 and 1997, respectively. The following are the minimum lease obligations under these leases at December 31, 1999 (in thousands):

                                                             CAPITAL    OPERATING
                                                              LEASES     LEASES
                                                             --------   ---------
Year:
2000.......................................................    $106      $ 9,171
2001.......................................................     106        9,602
2002.......................................................      49        9,624
2003.......................................................      --        9,687
2004.......................................................      --        9,488
Thereafter.................................................      --       48,108
                                                               ----      -------
Minimum lease payments.....................................     261      $95,680
                                                                         =======
Less amount representing interest..........................     (29)
                                                               ----
Present value of minimum lease payments....................     232
Less current portion.......................................     (83)
                                                               ----
Long-term portion..........................................    $149
                                                               ====

    Rent expense under operating lease arrangements for the years ended
December 31, 1999, 1998 and 1997 totaled $1.2 million, $386,000 and $43,000, respectively. The Company subleases portions of its facilities under noncancelable operating sublease agreements which expire during 2000. Estimated future rental income from these agreements is $306,000 for 2000 and $0 thereafter. Rental income from these subleases in the year ended December 31, 1999 was $100,000. The Company did not record any rental income during the years ended December 31, 1998 and 1997.

    In August 1999, in connection with a facilities lease agreement, the Company entered into an irrevocable letter of credit, payable to the landlord, with a commercial bank secured by a cash deposit of $4.5 million, the amount of which is included in other assets as of December 31, 1999.

9.  LITIGATION

    As a recently formed company, NBCi is not directly subject to any pending or threatened litigation. NBCi's operations and financial performance, however, may be affected by pending litigation against Xoom.com and Snap.com or the Company's other subsidiaries or online properties.

    Zoom Telephonics, Inc. filed a lawsuit against Xoom.com in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations. In April 1999, Zoom Telephonics filed a motion for preliminary injunction to stop Xoom.com from using any mark containing "Xoom". In October 1999 the court denied Zoom Telephonics' motion for a preliminary injunction but allowed Zoom Telephonics to request the court to reconsider the motion if the Xoom.com merger did not close by October 31, 1999. On November 3, 1999, Zoom Telephonics filed a motion to renew their previous motion for preliminary injunction. On November 17, 1999, Xoom.com filed an opposition to Zoom Telephonics' motion to renew its previous motion for a preliminary injunction. The Company believes that the claims asserted by Zoom Telephonics are without merit, and it intends to defend against them vigorously. The Company cannot be certain, however, that the results of this litigation

                               NBC INTERNET, INC.

9.  LITIGATION (CONTINUED)
will be in its favor. An adverse result of the litigation would seriously harm the Company's business and results of operations, particularly if the litigation forces the Company to discontinue its use of the Xoom.com trademark. Any name change could result in confusion to customers and investors, which could adversely affect the results of operations and the market price of the Company's common stock. If not successful in defending this claim, the resulting outcome could have an adverse impact on the Company's business, results of operations, cash flows and financial condition in a particular period.

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright in certain images that a third party, Sprint Software Pty Ltd. had licensed to Xoom.com. Some clip art images that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product and licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. Imageline claims that Xoom.com's infringement of Imageline's copyrights is ongoing. Xoom.com engaged in discussions with Imageline, but were unable to reach any agreement regarding a resolution of this matter.

    On August 27, 1998, Xoom.com filed a lawsuit in the United States District Court for the Eastern District of Virginia against Imageline, certain parties affiliated with Imageline, and Sprint Software regarding Xoom.com's and the licensees' alleged infringement of Imageline's copyright in certain clip art that Xoom.com licensed from Sprint Software. The lawsuit sought, among other relief, disclosure of information from Imageline concerning the alleged copyright infringement, a declaratory judgment concerning the validity and enforceablilty of Imageline's copyrights and copyright registrations, a declaratory judgment regarding damages, if any, owed by Xoom.com to Imageline and indemnification from Sprint Software for damages, if any, owed by Xoom.com to Imageline. There is no contractual limitation on Sprint Software's indemnification. While we are seeking indemnification from Sprint Software for damages, if any, we cannot assure you Sprint Software will be able to fulfill the indemnity obligations under its license agreements with Xoom.com.

    On September 17, 1998, Imageline filed a counterclaim, which Imageline amended in January 1999, seeking up to $60 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for summary judgement.

    On April 5, 1999, the court granted one of Xoom.com's motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images. Further, the Company is subject to an indemnification claim made by International MicroComputer Software, Inc. ("IMSI") in connection with a judgment entered in favor of Imageline and against IMSI in connection with the infringement of Imageline copyrights. The Company may be subject to similar indemnification claims by third parties.

    Based on the discussions with Imageline, the Company believe the range of liability related to this matter is from $0 up to $10 million; however, we believe it is unlikely that the liability would exceed $1 million. Accordingly, we reserved $1million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. The Company believes that the $1 million reserve represents a reasonable estimate of the loss that could be incurred in the Imageline dispute. Based on information available to date, management does not believe that the outcome of this matter will seriously harm our financial position, results of operations and cash flows over and above the $1million accrued in the 1997 financial statements. If the Company's reserves are not adequate to defend against this

                               NBC INTERNET, INC.

9.  LITIGATION (CONTINUED)
claim, the resulting outcome could have a material adverse impact on the Company's business, results of operations, cash flows and financial condition in a particular period.

    Snap filed a complaint against CityAuction, Inc. and Ticketmaster Online-CitySearch in March 1999 in connection with an agreement entered into between Snap and CityAuction to promote CityAuction's online auction site in exchange for monetary compensation and warrants to purchase shares of CityAuction. This matter is presently pending in Superior Court in San Francisco, California. Snap is claiming that CityAuction breached the agreement by refusing to honor Snap's exercise in February 1999 of its CityAuction warrants, failing to make a $125,000 payment due to Snap and failing to provide Snap with notice of CityAuction's pending acquisition by Ticketmaster Online-CitySearch. Snap is also claiming that Ticketmaster Online-City Search induced CityAuction to breach its contractual obligations to Snap. Snap is seeking damages, injunctive and equitable relief of not less than $5 million from CityAuction, in addition to damages from Ticketmaster
Online-CitySearch Inc. for intentional interference with the Snap and CityAuction agreements. CityAuction has filed a cross-complaint against Snap seeking rescission of its promotion agreement with Snap, restitution of not less than $125,000 and unspecified damages for Snap's alleged failure to perform the promotion agreement. This matter is in the discovery stage. An unfavorable outcome in this litigation would deny the Company the economic benefit of the claimed payments and the Company's stock ownership in CityAuction and expose the Company to a damage judgment in favor of CityAuction.

10.  STOCKHOLDERS' EQUITY.

    In November 1999, in connection with the NBCi merger transactions, the Company's Board of Directors approved the new capital structure of the Company to consist of 100,000,000 shares of Class A common stock, $0.0001 par value per share, 100,000,000 shares of Class B common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share.

PUBLIC STOCK OFFERINGS

    On December 9, 1998, the Company completed its initial public offering and issued 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) of its common stock to the public at a price of $14.00 per share. The Company received net proceeds from the offering of approximately $57.3 million.

    On April 9, 1999, the Company completed a secondary public offering of its common stock and issued 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) at a price of $66.00 per share. Of the 4,600,000 shares of common stock sold in the offering, 2,659,800 were sold by the Company and 1,940,200 shares were sold by existing stockholders. The Company received net proceeds from the offering of approximately $167 million.

STOCK SPLITS

    In February 1998, the Company completed a one-for-two reverse stock split of the outstanding shares of common stock. In addition, in November 1998, the Company completed a two-for-three reverse stock split of the outstanding shares of common stock. All share information and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the effect of these stock splits.

                               NBC INTERNET, INC.

10.  STOCKHOLDERS' EQUITY. (CONTINUED)
PREFERRED STOCK

    The Company is authorized to issue 10,000,000 shares of preferred stock, none of which is issued or outstanding as of December 31, 1999. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the designations, powers, preferences, rights, qualifications, limitations and restrictions with respect to any series of preferred stock and to specify the number of shares of any series of preferred stock without any further vote or action by the stockholders.

INVESTMENT FROM NATIONAL BROADCASTING COMPANY, INC.

    On July 29, 1999, the Company issued 960,028 shares of its Class A common stock to National Broadcasting Company, Inc. for $57.29 per share in connection with a Stock Purchase Agreement dated June 11, 1999. The Company received proceeds of $55 million. These shares were converted to shares of Class B common stock of NBCi on November 30, 1999 in connection with the formation of NBCi.

WARRANTS

    On September 13, 1999, Xoom.com entered into a strategic alliance with Snap and ValueVision International, Inc. whereby the parties entered into re-branding and electronic commerce agreements, including television home shopping, Internet shopping and direct e-commerce initiatives. As part of the agreements, ValueVision and Xoom.com entered into a warrant purchase agreement whereby Xoom.com agreed to purchase a warrant for 404,760 shares of ValueVision common stock at an exercise price of $24.71 per share, and ValueVision agreed to purchase a warrant for 244,004 shares of Xoom.com common stock at an exercise price of $40.89 per share. The fair value of the warrant the Company received from ValueVision was deemed to be $6.3 million, and the fair value of the warrant the Company granted to ValueVision was deemed to be $6.9 million. The value of the warrant received by Xoom.com was recorded as a long-term investment. The value of the warrant granted by the Company was recorded as an addition to stockholders' equity. The difference in value was recorded as a deferred charge, which will be charged to sales and marketing expense over the estimated life of the agreement. The warrants are exercisable until September 12, 2004. These rights and obligations of Xoom.com and Snap were assigned to and assumed by NBC Internet, Inc. following consummation of the transactions in the merger agreement.

    In connection with the issuance of common stock during the year ended December 31, 1998, the Company issued warrants to purchase a total of 314,747 shares of common stock at an exercise price of $3.33 per share. These warrants were exercised prior to the Company's initial public offering on December 9, 1998. In November 1998, in connection with a loan agreement, the Company issued a warrant to a lender to purchase 183,333 shares of the Company's common stock at an exercise price equal to the initial public offering price per share ($14.00). The Company determined the fair market value of the warrant to be $1.5 million at the date of the initial public offering, and in connection with this issuance, the Company recorded the fair value as interest expense. On January 11, 1999, the lender exercised the warrant in a net exercise transaction and received 116,231 shares of the Company's common stock.

                               NBC INTERNET, INC.

10.  STOCKHOLDER'S EQUITY. (CONTINUED)

NOTES RECEIVABLE FROM STOCKHOLDERS

    On June 16, 1999, in connection with its acquisition of MightyMail Networks, Inc., the Company assumed stock subscriptions receivable from related parties in exchange for shares of common stock. As of December 31, 1999, outstanding subscriptions receivable amounted to approximately $995,000. All amounts mature by April 2002.

STOCK OPTION PLAN

    On November 30, 1999, the Company's Board of Directors and stockholders approved the authorization of 13,500,000 shares under its 1999 Stock Incentive Plan (the"Option Plan"). The Option Plan provides for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees, at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors. The Option Plan also provides for nonqualified stock options to be issued to non-employee officers, directors and consultants at an exercise price of not less than 85% of the fair value at the grant date. Option vesting schedules are determined by the Board of Directors at the time of issuance. Stock options generally vest over different periods ranging from immediately to 25% at the end of the first year and monthly thereafter up to a maximum of four years. Certain options' vesting can also accelerate based on the achievement of specified performance criteria.

    On November 29, 1999, upon the closing of then NBCi merger agreement, outstanding options held by the directors, officers, and employees of Xoom.com and Snap were converted into options to purchase shares of Class A common stock of NBCi. The following table summarizes option activity:

                                                                     WEIGHTED-
                                                      NUMBER OF       AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                      ----------   --------------
Balance at December 31, 1996........................     440,000       $ 0.03
  Granted...........................................     632,982         0.05
  Exercised.........................................          --           --
  Canceled..........................................     (95,000)        0.03
                                                      ----------       ------
Balance at December 31, 1997........................     977,982         0.05
  Granted...........................................   1,957,225         9.35
  Exercised.........................................          --           --
  Canceled..........................................    (136,832)        4.05
                                                      ----------       ------
Balance at December 31, 1998........................   2,798,375         6.20
  Granted...........................................   4,482,657        56.60
  Assumed in connection with acquisitions...........   3,654,764        20.26
  Exercised.........................................  (1,916,352)        4.27
  Canceled..........................................    (505,145)       32.71
                                                      ----------       ------
Balance at December 31, 1999........................   8,514,299       $37.80
                                                      ==========       ======

    The Company assumed 21,182, 94,734, 130,565, and 3,408,283 stock options in connection with its acquisitions of MightyMail Networks, Inc, Paralogic Software Corporation, Inc., LiquidMarket, Inc., and Snap, respectively, in the year ended December 31, 1999. As of December 31, 1999, there were 4,366,454 options available for future grant under the Plan.

                               NBC INTERNET, INC.

10.  STOCKHOLDER'S EQUITY. (CONTINUED)
    The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                           --------------------------------------   --------------------
                                                          WEIGHTED
                                                           AVERAGE       WEIGHTED               WEIGHTED
                                                          REMAINING      AVERAGE                AVERAGE
                                            NUMBER       CONTRACTUAL     EXERCISE    NUMBER     EXERCISE
EXERCISE PRICE                             OF SHARES   LIFE (IN YEARS)    PRICE     OF SHARES    PRICE
--------------                             ---------   ---------------   --------   ---------   --------
$0.49 - $14.00...........................  2,292,142         8.7          $ 7.78    1,409,559    $ 7.85
$24.31 - $39.13..........................  2,202,046         9.6          $30.25      371,698    $27.58
$41.00 - $68.56..........................  3,580,515         9.9          $56.31      195,408    $51.13
$70.13 - $92.00..........................    439,596         9.8          $72.95       32,625    $72.37
                                           ---------                                ---------
                                           8,514,299         9.4                    2,009,290
                                           =========                                =========

DEFERRED COMPENSATION

    The Company recorded deferred compensation charges of $4.2 million, $2 million, and $551,000 for the years ended December 31, 1999, 1998, and 1997 respectively, for the difference between the exercise price and the deemed fair value of certain stock options granted by the Company. These amounts are being amortized by charges to operations, using the graded method, over the vesting periods of the individual stock options, which range from three months to four years.

    From December 1996 through June 1998, certain options were granted to various employees which provided vesting only upon certain events, such as the Company's successful completion of an initial public offering or individual and Company performance goals. In June 1998 these options were modified to vest upon the earlier of an event or two years from the date of grant. As a result, the related compensation charge was measured in June 1998.

OPTIONS ISSUED TO CONSULTANTS

    The Company granted options to purchase 94,883 shares of common stock to consultants at exercise prices ranging from $0.03 to $14.00 per share during the period from January 1, 1997 through December 31, 1998. These options were granted in exchange for consulting services performed. The Company valued these options using the estimated fair value of the services performed which amounted to $0, $246,000, and $20,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are being amortized by charges to operations over the respective consulting periods. The amounts charged to operations were $0, $238,000, and $17,000, for the years ended December 31, 1999, 1998, and
1997, respectively.

1999 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1998 Employee Stock Purchase Plan was terminated by the Board of Directors in May 1999.

    The Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1999, and Xoom.com, at that time our sole stockholder, approved the plan in November 1999. The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has reserved 300,000 shares of its Class A common stock for issuance under the Purchase Plan.

                               NBC INTERNET, INC.

10.  STOCKHOLDER'S EQUITY. (CONTINUED)
    Purchases of the Company's Class A common stock will occur on June 30 and December 31 of each year or on the last trading day prior to those dates. Each participant may purchase up to 200 shares on any purchase date; provided no more than 200 shares are purchased during any offer period. The price of each share of Class A common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of Class A common stock on the trading day immediately before the first day of the applicable offering period or (ii) the fair market value per share of Class A common stock on the purchase date. Employees may end their participation in the Purchase Plan at any time. Participation ends automatically upon termination of employment with the Company.

SHARES RESERVED FOR FUTURE ISSUANCE

    As of December 31, 1999, shares of Class A common stock reserved for future issuance were as follows:

1999 Stock Incentive Plan...................................  12,880,753
1999 Employee Stock Purchase Plan...........................     300,000
Warrants....................................................     244,004
                                                              ----------
Total shares authorized for future issuance.................  13,424,757
                                                              ==========

PRO FORMA DISCLOSURE OF THE EFFECT OF STOCK-BASED COMPENSATION

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Pro forma information regarding net income (loss) and net income
(loss) per share is required by FAS 123. This information is required to be determined as if the Company has accounted for its employee stock options under the fair value method of FAS 123. Under this method, the estimated fair value of the options is amortized to expense over the vesting period of the options. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                            1999          1998          1997
                                                          --------      --------      --------
Risk-free interest rate.................................    5.46%         4.52%         6.5%
Expected life of the option in years....................       5             5            5
Expected volatility.....................................     1.0           0.7            0
Expected dividend yield.................................       0%            0%           0%

    Because FAS 123 is applicable only to options granted since inception, its adjusted effect will be fully reflected in the year 2000.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

                               NBC INTERNET, INC.

10.  STOCKHOLDER'S EQUITY. (CONTINUED)
estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The weighted-average fair value of options granted to employees during the years ended December 31, 1999, 1998 and 1997 were $53.81, $8.01, and $0.36, respectively.

    The effect of applying the FAS 123 fair value method to the Company's stock-based awards results in net loss and net loss per share as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    1999          1998         1997
                                                 -----------   ----------   ----------
                                                  IN THOUSANDS, EXCEPT PER SHARE DATA
Net loss, as reported..........................   $ (86,831)    $(10,798)     $(3,132)
Net loss, pro forma............................   $(115,236)    $(11,367)     $(3,231)
Net loss per share-basic and diluted, as
  reported.....................................   $   (4.26)    $  (1.37)     $ (0.64)
Net loss per share-basic and diluted, pro
  forma........................................   $   (5.65)    $  (1.44)     $ (0.66)

11.  RETIREMENT PLAN.

    The Company has a defined contribution plan (the "Retirement Plan") pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Under the Retirement Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. During the years ended December 31, 1999 and 1998, the Company did not contribute to the Retirement Plan.

12.  SEGMENT DISCLOSURES

    The Company operates in a single industry segment as an integrated media company that combines portal, community, online, television and radio advertising and e-commerce services to deliver a comprehensive, next generation online experience to a global audience. Net revenues for the three years in the period ended December 31, 1999 were $35.6 million, $8.3 million and $0.8 million, respectively. Revenues from portal, online, television and radio advertising are included in advertising revenues. Net revenues are composed of advertising and e-commerce revenues, which represent the following % of total net revenues for each of the three years in the period ended December 31, 1999:

                                                         1999          1998          1997
                                                       --------      --------      --------
Advertising..........................................    56.1%         25.8%          7.1%
E-commerce and other.................................    43.9          74.2          92.9
                                                         ----          ----          ----
  Total..............................................     100%          100%          100%
                                                         ====          ====          ====

    The Chief Executive Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the Company's advertising or e-commerce operations. Nor does the CODM make asset allocation, expense allocation, or profitability decisions between its advertising and e-commerce operations.

                               NBC INTERNET, INC.

12.  SEGMENT DISCLOSURES (CONTINUED)
    The Company's geographic sales are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                        1999                     1998                     1997
                                                 -------------------      -------------------      -------------------
                                                                            (IN THOUSANDS)
United States..................................  $31,582       89%         $6,265       75%          $589        70%
North America, excluding United States.........      843        2             288        4             39         5
Europe.........................................    1,241        3           1,008       12            157        19
Asia/Pacific...................................      589        2             392        5             44         5
Rest of the world..............................    1,326        4             365        4             12         1
                                                 -------      ---          ------      ---           ----       ---
  Total........................................  $35,581      100%         $8,318      100%          $841       100%
                                                 =======      ===          ======      ===           ====       ===

    Export sales were 11%, 25% and 30% of net revenue for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended
December 31, 1999 and 1998, no single customer accounted for greater than 10% of total net revenue. For the year ended December 31, 1997, one customer accounted for $100,000 or 12% of total net revenue. No balances were receivable from that customer at December 31, 1997.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                         -----------------------------------------
                                                         MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                         --------   --------   --------   --------
1999:
Revenue................................................  $ 4,422    $ 6,525    $  8,956   $ 15,678
Gross profit...........................................  $ 1,643    $ 2,805    $  4,881   $  9,452
Loss from operations...................................  $(3,918)   $(9,075)   $(11,744)  $(71,636)
Net loss...............................................  $(3,308)   $(6,742)   $ (8,564)  $(68,217)
Net loss per share--basic and diluted..................  $ (0.24)   $ (0.40)   $  (0.44)  $  (2.18)
Number of shares used in per share calculation--basic
  and diluted..........................................   13,811     16,777      19,655     31,249

                               NBC INTERNET, INC.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                    THREE MONTHS ENDED
                                                         -----------------------------------------
                                                         MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                         --------   --------   --------   --------
1998:
Revenue................................................  $   849    $ 1,716    $  2,300   $  3,453
Gross profit...........................................  $   415    $   819    $    851   $  1,306
Loss from operations...................................  $(1,000)   $(2,339)   $ (3,070)  $ (2,947)
Net loss...............................................  $(1,000)   $(2,339)   $ (3,053)  $ (4,406)
Net loss per share--basic and diluted..................  $ (0.17)   $ (0.33)   $  (0.35)  $  (0.44)
Number of shares used in per share calculation--basic
  and diluted..........................................    5,884      6,983       8,710      9,968

14.  SUBSEQUENT EVENTS

    On January 12, 2000 the Company entered into a joint venture agreement with Asiacontent.com Ltd., a developer of Internet content, advertising and commerce services in the Asian market. The joint venture is intended to develop and launch comprehensive, localized Internet community, content, portal and shopping services in Korea, Hong Kong, Singapore, Malaysia and Taiwan. These new Web sites will combine the Company's content and technology with localized content and services developed by Asiacontent.com and other local providers to offer users, partners and advertisers in the Asian markets high quality Internet services focused on local languages. In February 2000, the Company invested approximately $10 million in Asiacontent.com.

    On February 3, 2000, the Company completed a follow-on offering of 4,600,000 shares of Class A common stock at a price of $81.38 per share. Of the 4,600,000 shares of Class A common stock sold in the offering, 3,650,000 were sold by the Company and 950,000 shares of Class A Common Stock were sold by existing stockholders. The Company received net proceeds from the offering of approximately $280.1 million.

    As of March 7, 2000 the Company acquired 100% of the outstanding shares of AllBusiness.com, a privately held company with approximately 120 employees active in the business-to-business field for approximately $225 million in stock. In addition, the Company assumed the outstanding options of AllBusiness.com. Ten percent of the purchase consideration was placed into escrow and will be released in March 2001, upon the expiration of certain indemnification obligations. Escrow shares will be released to all shareholders based on their relative equity interests in AllBusiness.com at the time of consummation of the acquisition.