Form 10-Q
period 2000-03-31
NBC INTERNET INC
filed 2000-05-11
CIK 1089754

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 2000

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

                    CLASS A COMMON STOCK, $0.0001 PAR VALUE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of Registrant's Common Stock at March 31, 2000 was 36,347,786 of Class A, par value $0.0001, and 24,550,708 of Class B, par value $0.0001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NBC INTERNET, INC.
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I                  FINANCIAL INFORMATION

  Item 1.               Condensed Consolidated Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets
                          March 31, 2000 and December 31, 1999......................      1

                        Condensed Consolidated Statements of Operations
                          Three months ended March 31, 2000 and 1999................      2

                        Condensed Consolidated Statements of Cash Flows
                          Three months ended March 31, 2000 and 1999................      3

                        Notes to Condensed Consolidated Financial Statements........      5

  Item 2.               Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     15

  Item 3.               Quantitative And Qualitative Disclosures About Market
                          Risk......................................................     21

PART II                 OTHER INFORMATION

  Item 1.               Legal Proceedings...........................................     39

  Item 2.               Changes in Securities and Use of Proceeds...................     40

  Item 5.               Other Information...........................................     40

  Item 6.               Exhibits and Reports on Form 8-K............................     43

                        Signature...................................................     44

                               NBC INTERNET, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT PAR VALUES)

                                                               MARCH 31,    DECEMBER 31.
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $  159,127     $   28,095
  Short-term investments....................................     227,230        176,669
  Accounts receivable, net..................................      19,572         17,223
  Related party note receivable from NBC and other current
    assets..................................................      92,214         87,204
                                                              ----------     ----------
Total current assets........................................     498,143        309,191

Fixed assets, net...........................................      29,823         18,096
Goodwill, net...............................................   1,853,317      1,646,054
Other intangible assets, net................................     116,575        113,419
Related party note receivable from NBC and other long-term
  investments...............................................     461,921        393,813
Other assets, including restricted cash of $8,990 in 2000
  and 1999..................................................      11,589         13,523
                                                              ----------     ----------
Total assets................................................  $2,971,368     $2,494,096
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   11,141     $   15,687
  Accrued compensation and related expenses.................       8,805         15,293
  Other current liabilities.................................      27,381         19,627
  Amount due to related party...............................       9,885         41,792
  Deferred revenue..........................................      38,445         18,943
                                                              ----------     ----------
Total current liabilities...................................      95,657        111,342

  Convertible notes payable, less unamortized discount due
    to NBC and its affliates................................     374,933        371,233
  Other long-term liabilities...............................      13,565         11,737
                                                              ----------     ----------
Total long-term liabilities.................................     388,498        382,970

Stockholders' equity:
  Preferred stock, $0.0001 par value;
    Authorized shares---10,000
    Issued and outstanding shares--none in 2000 and 1999....          --             --
  Class A common stock, $0.0001 par value:
    Authorized shares---100,000
    Issued and outstanding shares---36,348 and 27,676 in
     2000 and 1999, respectively............................   1,536,003        941,775
  Class B common stock, $0.0001 par value:
    Authorized shares---100,000
    Issued and outstanding shares---24,551 in 2000 and
     1999...................................................   1,158,336      1,158,336
  Accumulated other comprehensive income....................      19,924          4,994
  Deferred compensation.....................................     (18,744)        (4,121)
  Accumulated deficit.......................................    (208,306)      (101,200)
                                                              ----------     ----------
Total stockholders' equity..................................   2,487,213      1,999,784
                                                              ----------     ----------
Total liabilities and stockholders' equity..................  $2,971,368     $2,494,096
                                                              ==========     ==========

                            See accompanying notes.

                               NBC INTERNET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Net revenue:
  Advertising...............................................  $  24,451   $ 1,765
  E-commerce................................................      5,672     2,657
                                                              ---------   -------
Total net revenue...........................................     30,123     4,422
Cost of net revenue:
  Cost of advertising revenue...............................      6,597       737
  Cost of e-commerce revenue................................      2,798     2,042
                                                              ---------   -------
Total cost of net revenue...................................      9,395     2,779

Gross profit................................................     20,728     1,643

Operating expenses:
  Operating and development.................................     11,914       797
  Sales and marketing.......................................     18,684     2,049
  General and administrative................................     11,585     1,623
  Promotion and advertising provided by NBC.................     20,062        --
  Amortization of deferred compensation.....................      1,086       230
  Amortization of intangible assets.........................     69,708       862
                                                              ---------   -------
Total operating expenses....................................    133,039     5,561
                                                              ---------   -------
Loss from operations........................................   (112,311)   (3,918)

Other income (expense):
  Interest income...........................................      9,121       640
  Interest expense..........................................     (3,916)      (30)
                                                              ---------   -------
Net loss....................................................  $(107,106)  $(3,308)
                                                              =========   =======
Net loss per share--basic and diluted.......................  $   (1.91)  $ (0.24)
                                                              =========   =======
Number of shares used in per share calcuation--basic and
  diluted...................................................     56,067    13,811
                                                              =========   =======

                            See accompanying notes.

                               NBC INTERNET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Cash used in operating activities:
  Net loss..................................................  $(107,106)  $ (3,308)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Receipt of stock in exchange for services provided......     (7,395)        --
    Depreciation and amortization...........................     73,094      1,420
    Issuance of common stock and stock options to directors
      and consulants........................................         --        157
    Changes in operating assets and liabilities, net of
      business combinations:
      Accounts receivable...................................     (8,738)      (242)
      Other current assets..................................     (7,796)      (169)
      Other assets..........................................     (1,537)      (141)
      Accounts payable......................................     (6,086)       868
      Accrued compensation and related expenses.............     (6,488)       366
      Other accrued liabilities.............................      8,985       (265)
      Deferred revenue......................................     15,338        (32)
                                                              ---------   --------
  Net cash used in operating activities.....................    (47,729)    (1,346)

Cash used in investing activities:
  Purchases of fixed assets.................................    (12,105)    (1,455)
  Purchase of short-term and long-term investments..........   (143,400)    (8,294)
  Maturities of short-term and long-term investments........     40,485         --
  Business combinations, net of cash acquired...............      2,720         --
                                                              ---------   --------
  Net cash used in investing activities.....................   (112,300)    (9,749)

Cash provided by (used in) financing activities:
  Proceeds from issuance of common stock....................    280,089         --
  Proceeds from exercise of stock options...................     19,172         36
  Proceeds from note receivable.............................     23,770         --
  Principal payments on capital lease obligations...........        (23)       (11)
  Repayment of notes payable................................    (31,947)      (124)
                                                              ---------   --------
  Net cash provided by (used in) financing activities.......    291,061        (99)

  Net increase in cash......................................    131,032    (11,194)

  Cash and cash equivalents at beginning of period..........     28,095     54,575
                                                              ---------   --------
  Cash and cash equivalents at end of period................  $ 159,127   $ 43,381
                                                              =========   ========

                            See accompanying notes.

                               NBC INTERNET, INC.

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
SUPPLEMENTAL DISCLOSURES:
NON-CASH TRANSACTIONS:
  Investments in corporate securities received in connection
    with media contracts....................................  $ 21,021    $     --
                                                              ========    ========
  Value of shares received upon cashless exercise of
    warrant.................................................  $  1,988    $     --
                                                              ========    ========
  Deferred compensation resulting from grant of stock
    options.................................................  $ 12,788    $     --
                                                              ========    ========
  Issuance of common stock in conjuction with business and
    technology acquisitions.................................  $282,179    $     --
                                                              ========    ========

CASH FLOW INFORMATION:
  Cash paid for interest....................................  $      2    $     --
                                                              ========    ========

                            See accompanying notes.

                               NBC INTERNET, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    NBC Internet, Inc. ("NBCi" or the "Company") is a next-generation, integrated media company, connecting buyers and sellers through premier portal, entertainment, utility and e-commerce services. The Company generates revenue primarily from online, television and radio advertising and e-commerce services designed to deliver a comprehensive online experience to a global audience.

    NBCi was formed as the result of several transactions that occurred on November 29 and 30 of 1999, pursuant to which Xoom.com, Inc. ("Xoom.com") and SNAP! LLC ("Snap") became wholly-owned subsidiaries of NBCi, and NBCi became the owner of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com ("NBC Multimedia Division") and a 10% ownership interest in CNBC.com LLC. Xoom.com was treated as the accounting acquiror and the financial information in the accompanying unaudited financial statements includes Xoom.com's results for the three months ended March 31, 1999 and the consolidated results of operations of Xoom.com, Snap and NBC Multimedia Division for the three-month period ended March 31, 2000.

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial condition as of March 31, 2000, the consolidated results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999. All significant intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Company's audited 1999 financial statements, including the notes thereto, and the other information set forth therein included in the Company's 1999 Annual Report and Xoom.com's 1998 Annual Report, each filed on Form 10-K. Consolidated operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported consolidated results of operations during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

    ADVERTISING REVENUE. A significant portion of the Company's advertising revenue is derived from the sale of promotional space on the Company's online Internet properties. Services offered range from short-term banner advertisements and sponsorships to long-term arrangements, which may include the

                               NBC INTERNET, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) development of co-branded, integrated Web sites. Revenue derived from such arrangements is recognized during the period in which the service is provided, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Advertising revenue is also generated from integrated media sales, in which the Company sells integrated promotional space on television advertising purchased from NBC and radio advertising purchased from Clear Channel Communications. Revenue derived from these arrangements for the three months ended March 31, 2000 totaled $1.6 million for television and $340,000 for radio advertising and is recognized in the period in which the advertisements are aired and are included in advertising revenue. There was no revenue from television and radio advertising during the three months ended March 31, 1999.

    E-COMMERCE REVENUE. The Company recognizes revenue from e-commerce sales when the products are shipped to customers or when contractual obligations related to email marketing campaigns are met. The Company provides for potential product returns and estimated warranty costs in the period of the sale. Such costs have been minimal to date.

    BARTER TRANSACTIONS. The Company trades advertisements on its online properties and from its on-air inventory in exchange for equity ownership in certain of its customers. The Company also trades advertisements on its online properties and from its on-air inventory in exchange for advertisements on the online properties of other companies. This revenue is recorded at the fair value of services provided or the fair value of the services or equity ownership received, whichever is more reliably determinable at the time of the transaction.

    In January 2000, the Emerging Issues Task Force of the FASB issued Issue 99-17, "Accounting for Advertising Barter Transactions" ("EITF 99-17"). EITF 99-17 established accounting and reporting standards for barter transactions that involve nonmonetary exchanges of advertising and was adopted by the Company on January 20, 2000. It requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. The adoption of EITF 99-17 did not have a material impact on the Company's results of operations and financial position for the three months ended March 31, 2000.

    The Company has made investments in certain strategic partners. Revenue from companies in which the Company had strategic investments was $6.9 million for the three months ended March 31, 2000. There was no revenue of this type in the three months ended March 31, 1999. Revenue from the exchange of media and advertising services for advertising in other media was $473,000 for the three months ended March 31, 2000 and it was zero for the three months ended
March 31, 1999. Revenue from these barter transactions is recognized when advertisements are delivered on the Company's online properties, displayed on television or aired on radio.

                               NBC INTERNET, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) GOODWILL AND OTHER INTANGIBLE ASSETS

    Intangible assets consisted of the following (in thousands):

                                               MARCH 31,    DECEMBER 31,      LIFE
                                                  2000          1999        (MONTHS)
                                               ----------   -------------   --------
Purchased technology.........................   $ 47,882      $ 46,489      24 - 48
License to use brand names...................     34,200        34,200      60 - 84
Affiliate and other contracts................     32,027        31,400      24 - 48
Acquired workforce...........................      5,436         3,802      24 - 48
Membership...................................      3,443            --         24
                                                --------      --------
Intangible assets............................    122,988       115,891
Less: Accumulated amortization...............      6,413         2,472
                                                --------      --------
Intangible assets, net.......................   $116,575      $113,419
                                                ========      ========

                                              MARCH 31,    DECEMBER 31,      LIFE
                                                 2000          1999        (MONTHS)
                                              ----------   -------------   --------
Goodwill....................................  $1,955,277    $1,681,922     24 - 84
Less: Accumulated amortization..............     101,960        35,868
                                              ----------    ----------
Goodwill, net...............................  $1,853,317    $1,646,054
                                              ==========    ==========

    Intangible assets result from acquisitions accounted for under the purchase method. See note 2. Amortization of intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned intangible assets or render the intangibles not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the intangibles are impaired. To date, no impairment losses have been recorded.

RECLASSIFICATIONS

    The Company has reclassified the presentation of certain prior year balance sheet, statement of operations and statement of cash flows information to conform to the current year presentation. These reclassifications had no effect on previously reported financial positions or results of operations.

2.  BUSINESS COMBINATIONS

    During the three months ended March 31, 2000, the Company made the business acquisitions described in the paragraphs that follow. The financial information presented in the accompanying financial statements give effect to each acquisition from the date the acquisition was consummated. There were no business acquisitions during the three months ended March 31, 1999.

    CATALYST ADVISORS, INC. On February 14, 2000, the Company acquired 100% of the outstanding shares of Catalyst Advisors, Inc., a company that provides real-time financial newswires for active online

                               NBC INTERNET, INC.

2.  BUSINESS COMBINATIONS (CONTINUED)
investors. The purchase consideration consisted of 123,737 shares of the Company's Class A common stock at a fair value of $68.69 per share and acquisition costs of approximately $60,000.

    ALLBUSINESS.COM, INC. On March 7, 2000, the Company acquired 100% of the outstanding shares of AllBusiness.com, Inc., a Web service designed to be a virtual partner for small and growing businesses. The purchase consideration consisted of 4,083,021 shares of the Company's Class A common stock at a fair value of $52.54 per share, the assumption of 997,896 options at an average price of $6.19 per share and acquisition costs of approximately $3.4 million.

    HUSDAWG COMMUNICATIONS, INC. On March 22, 2000, the Company acquired 100% of the outstanding shares of Husdawg Communications, Inc., an online electronic software registration company. The purchase consideration consisted of 141,963 shares of the Company's Class A common stock and the assumption of 9,015 options, both at an average fair value of $47.92 per share and acquisition costs of approximately $120,000.

    These acquisitions have been accounted for as purchase business combinations and, accordingly, purchase prices have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. Approximately $4.8 million of the aggregate purchase price was allocated to net tangible assets consisting primarily of cash and cash equivalents, other assets, property and equipment, accounts payable and accrued expenses. The historical carrying amounts of such net assets approximated their fair values. Approximately $275.9 million of the aggregate purchase price was allocated to intangible assets as follows (in thousands):

INTANGIBLE ASSET                                               AMOUNT
----------------                                              --------
Goodwill....................................................  $270,449
Membership..................................................     3,443
Assembled workforce.........................................       972
Affiliate and other contracts...............................       627
Purchased technology........................................       360
                                                              --------
    Total...................................................  $275,851
                                                              ========

    For each of the acquisitions completed during the three months ended
March 31, 2000, the Company placed 10% of the shares issued as part of the purchase consideration into an escrow account. These shares will be released one year from the date of the acquisition upon the expiration of certain indemnification obligations and will be released to all selling shareholders based on their relative equity interests at the time of consummation of the individual acquisitions.

    The results of operations of each business acquisition have been included in the Company's consolidated results of operations from the date of consummation of each individual acquisition. Such results of operations were not material in relation to those of the Company, individually or in aggregate.

3.  JOINT VENTURES AND STRATEGIC ALLIANCES

    The Company periodically enters into joint ventures and alliances with strategic partners in both domestic and international business arenas for the purposes of expanding business and entering new geographic regions. The joint ventures and alliances generally provide for the Company to take a minority

                               NBC INTERNET, INC.

3. JOINT VENTURES AND STRATEGIC ALLIANCES (CONTINUED) equity interest in the business venture. The Company accounts for these investments using either the cost or equity methods, depending on the Company's relative ownership interest and ability to exercise control.

SNAP ASIA

    On January 12, 2000, a subsidiary of the Company entered into a joint venture agreement with a developer of Internet content, advertising and commerce services headquartered in Asia. The Company contributed intangible assets, including brand name and technology, in exchange for a 35% ownership interest in the joint venture. This joint venture is intended to develop and launch comprehensive, localized Internet community, content, portal and shopping services in Korea, Hong Kong, Singapore, Malaysia and Taiwan. The Company will account for its interest in the joint venture using the equity method of accounting.

4.  RELATED PARTY TRANSACTIONS

    In connection with the NBCi transactions that took place on November 29 and 30, 1999 pursuant to which the Company was formed, the Company entered into the following:

NOTES PAYABLE

    Two subordinated zero coupon convertible notes were issued by the Company. The convertible notes will have an aggregate principal at maturity of $486.9 million and are convertible by the holders into a total of 5,809,388 shares of Class B common stock at any time after the first anniversary of the issuance of the note. Both notes bear interest at a rate of 4% per annum. The notes were recorded at their present value at issuance of $370 million. As of March 31, 2000, the total principal and interest due related to these notes was $370 million and $4.9 million, respectively. The convertible notes have a scheduled maturity of November 30, 2006.

NOTE RECEIVABLE

    The Company received a promissory note from NBC with a principal value of $340 million, due on November 30, 2003. The note bears interest at 5.4% and compounds quarterly. Principal and interest payments are received by the Company in quarterly installments of $23.8 million each. As of March 31, 2000, the total principal and interest due to the Company related to this note was $320.8 million and $1.4 million, respectively. Interest due to the Company is included in other current assets.

ADVERTISING AGREEMENT WITH NBC

    The Company entered into an advertising agreement (the "Agreement") with NBC pursuant to which NBCi will purchase 15-, 30- and 60-second advertising spots valued at $405 million over a four-year period on the NBC television network, CNBC, MSNBC and NBC's owned and operated television stations. The advertisements are subject to standard terms and conditions generally applicable to such advertising. The advertising agreement may be terminated by NBC in the event of a change in control of NBCi, a bankruptcy event with respect to NBCi or a material breach by NBCi that is not cured with in 30 days. NBCi sells a portion of the advertising it purchases from NBC to customers as part of an integrated media package as described in Note 1. Proceeds from these sales are included in advertising revenue. From the

                               NBC INTERNET, INC.

4.  RELATED PARTY TRANSACTIONS (CONTINUED)
inception of this agreement through March 31, 2000, the Company had incurred $36.9 million of promotional expense related to the above agreement.

5.  FINANCIAL INSTRUMENTS

    The Company has classified all short-term and long-term marketable securities as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Interest earned, realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income.

    Short-term and long-term investments include the following securities as of March 31, 2000 and December 31, 1999 (in thousands):

                                                                    MARCH 31, 2000
                                                    -----------------------------------------------
                                                                  GROSS        GROSS      ESTIMATED
                                                                UNREALIZED   UNREALIZED     FAIR
                                                      COST        GAINS        LOSSES       VALUE
                                                    ---------   ----------   ----------   ---------
Short-term:
  Market auction preferred stock..................  $   5,000     $    --      $    --    $   5,000
  Demand and money market instrument accounts.....    114,891          10           (7)     114,894
  Corporate bonds and notes.......................    134,770          --         (196)     134,574
  United states government agency bonds...........     55,973          --         (206)      55,767
  Foreign debt securities.........................     10,398          22          (21)      10,399
  Publicly traded equity securities...............     50,787      19,756       (4,820)      65,723
                                                    ---------     -------      -------    ---------
  Total available-for-sale securities.............    371,819      19,788       (5,250)     386,357
  Less amounts classified as cash and cash
    equivalents...................................   (159,134)        (10)          17     (159,127)
                                                    ---------     -------      -------    ---------
  Total short-term available-for-sale
    securities....................................  $ 212,685     $19,778      $(5,233)   $ 227,230
                                                    =========     =======      =======    =========
Long-term:
  Corporate bonds and notes.......................  $  48,481     $    23      $  (123)   $  48,381
  United states government agency bonds...........     28,029          34          (60)      28,003
  Foreign debt securities.........................      3,032          --          (12)       3,020
                                                    ---------     -------      -------    ---------
    Total long-term available-for-sale
      securities..................................  $  79,542     $    57      $  (195)   $  79,404
                                                    =========     =======      =======    =========

                               NBC INTERNET, INC.

5.  FINANCIAL INSTRUMENTS (CONTINUED)

                                                                    DECEMBER 31, 1999
                                                      ----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                                 UNREALIZED   UNREALIZED     FAIR
                                                        COST       GAINS        LOSSES       VALUE
                                                      --------   ----------   ----------   ---------
Short-term:
  Market auction preferred stock....................  $  2,000     $   --       $    --    $  2,000
  Demand and money market instrument accounts.......    35,370         --           (91)     35,279
  Corporate bonds and notes.........................    70,009          1           (89)     69,921
  United states government agency bonds.............    51,473          3          (241)     51,235
  Foreign debt securities...........................     8,439         11           (13)      8,437
  Publicly traded equity securities.................    32,327      7,453        (1,888)     37,892
                                                      --------     ------       -------    --------
  Total availabe-for-sale securities................  $199,618     $7,468       $(2,322)   $204,764
  Less amounts classified as cash and cash
    equivalents.....................................   (28,092)        (3)           --     (28,095)
                                                      --------     ------       -------    --------
  Total short-term available-for-sale securities....  $171,526     $7,465       $(2,322)   $176,669
                                                      ========     ======       =======    ========
Long-term:
  Corporate bonds and notes.........................  $ 14,337     $   --       $  (118)   $ 14,219
  United states government agency bonds.............     2,996         --           (31)      2,965
                                                      --------     ------       -------    --------
    Total long-term available-for-sale securities...  $ 17,333     $   --       $  (149)   $ 17,184
                                                      ========     ======       =======    ========

    As of the close of business on April 28, 2000, the market value of the Company's publicly traded equity securities had decreased approximately $11.1 million.

    The Company also invests in privately held companies and classifies these investments as long-term investments. At March 31, 2000 and December 31, 1999, investments in privately-held companies totaled approximately $72.5 million and $46.4 million, respectively. These investments are accounted for using the cost method and are included in other long-term investments in the accompanying balance sheets. Impairment losses on closely-held securities are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. To date, no such losses have been recorded.

6.  STOCKHOLDERS' EQUITY

FOLLOW-ON OFFERING

    On February 9, 2000, the Company completed a follow-on offering of 4,600,000 shares of Class A common stock at a price of $81.38 per share. Of the 4,600,000 shares of Class A common stock sold in the offering, 3,650,000 were sold by the Company and 950,000 were sold by existing stockholders. The Company received net proceeds from the offering of approximately $280.1 million.

DEFERRED COMPENSATION

    The Company recorded deferred compensation charges of $15.7 million and $0 for the three-month periods ended March 31, 2000 and 1999, respectively. Of the amount recorded during 2000, $12.8 million was recorded to recognize the difference between the exercise price and the deemed fair value of certain stock options and restricted stock granted by the Company. These amounts are being amortized by charges

                               NBC INTERNET, INC.

6.  STOCKHOLDERS' EQUITY (CONTINUED)
to operations, using the graded method, over the vesting periods of the individual equity instruments, which range from three months to four years.

    The Company incurred deferred compensation charges of $2.9 million in connection with the issuance of shares of Class A common stock to certain key employees of an acquired company. These amounts are being amortized by charges to operations, using the straight-line method, over a vesting period of one year.

7.  NET LOSS PER SHARE

    The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128"). In accordance with SFAS 128, basic net income (loss) per share excludes dilutive common stock equivalents and is calculated as net income (loss) divided by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants and shares issuable upon the conversion of a note payable were excluded from the net loss per share calculation as their effect would be antidilutive.

8.  COMPREHENSIVE LOSS

    Comprehensive loss includes changes in the balances of items that are reported directly as a separate component of consolidated stockholders' equity on the condensed consolidated balance sheet as of March 31, 2000. Comprehensive loss for the three months ended March 31, 2000 was as follows (in thousands):

                                                              MARCH 31,
                                                                 2000
                                                              ----------
Net loss....................................................  $(107,106)
Net unrealized gain on investments..........................     14,971
Other.......................................................        (41)
                                                              ---------
Comprehensive loss..........................................  $ (92,176)
                                                              =========

    As there were no unrealized gains or losses recorded in the three months ended March 31, 1999, comprehensive loss was equal to the net loss for the period.

9.  LEGAL PROCEEDINGS

    In September 1998, Zoom Telephonics, Inc. filed a lawsuit against Xoom.com alleging trademark infringement and related statutory violations. The Company believes that the claims asserted by Zoom Telephonics are without merit, and intends to vigorously defend against them. An adverse result of the litigation would seriously harm NBCi's business and results of operations, particularly if the litigation forces the Company to discontinue use of the Xoom.com mark or name.

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

                               NBC INTERNET, INC.

9.  LEGAL PROCEEDINGS (CONTINUED)
Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright.

    The Company believes the possible range of liability related to this matter is from $0 up to $10 million; however, the Company believes it is unlikely that the liability would exceed $1 million. Accordingly, the Company reserved
$1 million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. Based on information available to date, management does not believe that the ultimate outcome of this matter will seriously harm the Company's financial position, results of operations and cash flows.

    In addition to the matters discussed above, the Company is subject to various legal claims that arise in the normal course of business. The Company believes that the ultimate resolution of such matters will not have a material impact on its financial condition, results of operations or cash flows.

11.  SEGMENT DISCLOSURES

    The Company operates in a single industry segment as an integrated media company that combines portal, community, online, television and radio advertising and e-commerce services to deliver a comprehensive, next generation media experience to a global audience. Net revenue for the three months ended March 31, 2000 and 1999, was $30.1 million and $4.4 million, respectively. Revenue from portal, online, television and radio advertising are included in advertising revenues. Net revenue is composed of advertising and e-commerce revenue, which represent the following percentage of total net revenue for the following periods:

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Advertising.................................................    81.2%         39.9%
E-commerce..................................................    18.8          60.1
                                                               -----         -----
  Total.....................................................   100.0%        100.0%
                                                               =====         =====

    The Chief Operating Officer has been identified as the Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The COO receives information about the Company's advertising and e-commerce operations including revenues, cost of revenues, gross margins and related information.

                               NBC INTERNET, INC.

11.  SEGMENT DISCLOSURES (CONTINUED)
    The Company's geographic sales were as follows (in thousands):

                                                 THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------
                                                   2000                 1999
                                              ---------------      --------------
United States...............................  $28,433    94.4%     $3,812    86.2%
North America, excluding United States......      581     1.9         104     2.3
Europe......................................      839     2.8         274     6.2
Asia/Pacific................................      167     0.6         136     3.1
Rest of the world...........................      103     0.3          96     2.2
                                              -------   -----      ------   -----
    Total...................................  $30,123   100.0%     $4,422   100.0%
                                              =======   =====      ======   =====

    Export sales were 5.6% and 13.8% of net revenue for the three months ended March 31, 2000 and 1999, respectively. For the period ended March 31, 2000, no single customer accounted for greater than 10% of total net revenue or total accounts receivable. For the period ended March 31, 1999, no single customer accounted for greater than 10% of total net revenue and one customer accounted for approximately 11% of accounts receivable.

12.  SUBSEQUENT EVENTS

    On April 3, 2000 the Company announced its intention to acquire 100% of the outstanding shares and options of flyswat, Inc., a privately-held company that has developed a free, downloadable utility that identifies and automatically hyperlinks existing words or phrases on any Web page, for approximately
1.1 million shares of Class A common stock at an estimated fair value of $40.65 per share. In addition, a maximum of 570,000 shares of Class A common stock and options may be issued to all shareholders of flyswat, Inc., subject to the achievement of certain product milestones. Ten percent of the purchase consideration payments will be placed into an escrow account and will be released upon the expiration of certain indemnification obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR OUR SERVICES AND PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 23, AS WELL AS FACTORS SET FORTH IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

    We are a next-generation integrated media company, connecting buyers and sellers through premier portal, entertainment, utility and e-commerce services. We generate our revenues primarily from online, television and radio advertising and e-commerce services designed to deliver a comprehensive online experience to a global audience. As a result of transactions that occurred on November 29 and November 30 of 1999, Xoom.com and Snap became our wholly-owned subsidiaries, and we became the owners of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com and a 10% interest in CNBC.com.

    We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount and rates of growth in our net revenue from advertising and e-commerce. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing, goodwill amortization and brand promotion. As a result, we will need to increase our quarterly net revenue to achieve profitability. We believe that period-to-period comparisons of our operating results are not meaningful and that you should not rely upon the results for any period as an indication of future performance. Our business, results of operations and financial condition will be significantly and adversely affected if:

    - net revenue does not grow at anticipated rates;

    - increases in operating expenses are not offset by commensurate increases in net revenue; or

    - we are unable to adjust operating expense levels as a result of lower net revenue.

    Our operating losses might increase in the future, and we cannot guarantee that we will ever achieve or sustain profitability.

    We intend to continue acquiring additional companies to increase online reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we market our services. Acquisitions carry numerous risks and uncertainties, including:

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

RECENT EVENTS

    On April 3, 2000, we announced our intention to acquire 100% of the outstanding shares and options of flyswat, Inc., a privately-held company that has developed a free, downloadable utility that identifies and automatically hyperlinks existing words or phrases on any Web page, for approximately
1.1 million shares of Class A common stock at an estimated fair value of $40.65. In addition, a maximum of 570,000 shares of Class A common stock and options may be issued to all selling shareholders of flyswat, Inc., subject to the achievement of certain product milestones. Ten percent of the purchase consideration will be placed into an escrow account and will be released upon the expiration of certain indemnification obligations.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue:

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                   (UNAUDITED)
Net revenue:
  Advertising...............................................     81.2%        39.9%
  E-commerce................................................     18.8         60.1
                                                               ------        -----
Total net revenue...........................................    100.0        100.0
Cost of net revenue:
  Cost of advertising revenue...............................     21.9         16.7
  Cost of e-commerce revenue................................      9.3         46.2
                                                               ------        -----
Total cost of net revenue...................................     31.2         62.9
Gross profit................................................     68.8         37.1
Operating expenses:
  Operating and development.................................     39.6         18.0
  Sales and marketing.......................................     62.0         46.3
  General and administrative................................     38.5         36.7
  Promotion and advertising provided by NBC.................     66.6           --
  Amortization of deferred compensation.....................      3.6          5.2
  Amortization of intangible assets.........................    231.4         19.5
                                                               ------        -----
Total operating expenses....................................    441.7        125.7
                                                               ------        -----
Loss from operations........................................   (372.9)       (88.6)
Other income (expense):
  Interest income...........................................     30.3         14.5
  Interest expense..........................................    (13.0)        (0.7)
                                                               ------        -----
Net loss....................................................   (355.6)%      (74.8)%
                                                               ======        =====

    NET REVENUE. Total net revenue was $30.1 million in the three months ended March 31, 2000 and $4.4 million for the corresponding period ended March 31, 1999.

    ADVERTISING REVENUE. Advertising revenue, which includes online and on-air media sales, totaled $24.5 for the three months ended March 31, 2000 and $1.8 million for the corresponding period ended March 31, 1999. This increase in advertising revenue was primarily due to the increase in our advertising inventory as a result of the additional Web sites acquired through the NBCi transactions. The increase can also be attributed to an increase in membership and site traffic, the expansion of our advertising sales force and an increase in the number of Web site co-branding agreements we have entered into with our strategic partners. Included in advertising revenue in the three-month period ended March 31, 2000 was $1.6 million of revenue from the sale of television advertising procured from NBC and $340,000 in revenue from the sale of radio advertising procured from Clear Channel. Also included in advertising revenue for the three months ended March 31, 2000 was $7.4 million in revenue from exchange of media and advertising services for equity instruments or advertising in other media. There was no barter revenue in the three months ended March 31, 1999. Barter revenue is generally recorded at the fair value of services provided or the fair value of the services or equity ownership received, whichever is more determinable at the time of the transaction.

    The percentage of total net revenue attributable to advertising revenue increased to 81.2% in the three months ended March 31, 2000 from 39.9% in the corresponding period ended March 31, 1999. This increase was the result of advertising revenue growing at a more rapid rate than e-commerce revenue. This was primarily due to an increase in the number of sites we maintain, increased site traffic, an increase in our membership base and the expansion of our advertising sales force, all of which resulted in a higher volume of advertising customers.

    E-COMMERCE REVENUE. E-commerce revenue is generated by online product sales, fees paid to us for services provided by NBCi Direct, our e-list management and database marketing division, and lead generation fees. E-commerce revenue increased to $5.7 million for the three months ended March 31, 2000 from $2.7 million for the corresponding period ended March 31, 1999. This increase in e-commerce revenue was primarily the result of the introduction of NBCi Direct, and to a lesser extent, an increase in the variety and volume of products sold online.

    The percentage of total net revenue attributable to e-commerce revenue decreased to 18.8% during the three months ended March 31, 2000 from 60.1% during the corresponding period ended March 31, 1999. This decrease was due to the fact that e-commerce revenue grew at a less rapid rate than advertising revenue in the three-month period ended the March 31, 2000. This is primarily due to the substantial increase in advertising revenue earned from the additional Web sites acquired through the NBCi transactions, as well as the launch of NBCi.com.

    COST OF NET REVENUE. Cost of net revenue increased to $9.4 million for the three months ended March 31, 2000 from $2.8 million for the corresponding period ended March 31, 1999, as a result of the 581.2% increase in net revenue. As a percentage of net revenue, cost of net revenue decreased to 31.2% in the three months ended March 31, 2000 from 62.9% in the corresponding period ended
March 31, 1999. This decrease during the three months ended March 31, 2000 can be primarily attributed to an improvement in gross margin for advertising revenue, which represented 81.2% of total net revenue, and to a lesser extent, an improvement in gross margin for e-commerce revenue, which represented 18.8% of total net revenue.

    COST OF ADVERTISING REVENUE. Cost of advertising revenue consists of costs incurred to acquire, create and produce the content of our Web sites as well as the technical hosting and bandwidth charges associated with transmitting such content over the Internet. Cost of advertising revenue increased to $6.6 million for the three months ended March 31, 2000 from $737,000 for the corresponding period ended March 31, 1999. This increase was primarily due to the additional costs associated with the online properties we acquired through the NBCi transactions, including increased content costs and hosting and bandwidth charges resulting from an increase in demand for advertising on our online properties.

    As a percentage of advertising revenue, cost of advertising revenue decreased to 27.0% of net revenue in the three months ended March 31, 2000 from 41.8% in the corresponding period ended March 31, 1999. This decrease was primarily due to advertising revenues growing at a higher rate than cost of advertising revenues.

    COST OF E-COMMERCE REVENUE. Cost of e-commerce revenue consists primarily of product fulfillment fees and outbound shipping and handling costs. Cost of e-commerce increased to $2.8 million for the three months ended March 31, 2000 from $2.0 million for the corresponding period ended March 31, 1999. This increase was primarily the result of the growth in e-commerce product sales and an expansion of e-commerce services offered on our online properties, including Snap Shopping and business to small-business services.

    As a percentage of e-commerce revenue, cost of e-commerce revenue decreased to 49.3% of e-commerce revenue in the three months ended March 31, 2000 from 76.9% in the corresponding period ended March 31, 1999. This decrease was primarily a result of a change in our product mix. During the three months ended March 31, 1999, costs of e-commerce revenue consisted primarily of expenses associated with the purchase of inventory for online product sales. During the corresponding period ended March 31, 2000, our costs of e-commerce revenue included a larger percentage of costs associated with sales generated by NBCi Direct, which has a more favorable margin than online product sales.

    OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses consist primarily of payroll and related expenses for development and network operations personnel and consultants, costs related to modifications, depreciation, enhancements and new development operations to improve our online properties. Operating and development expenses increased to $11.9 million for the three months ended March 31, 2000 from $797,000 for the corresponding period ended March 31, 1999. This increase was primarily due to higher payroll and related expenses caused by additional headcount and an increase in the number of online properties that we develop and maintain.

    Operating and development expenses increased as a percentage of net revenue to 39.6% in the three months ended March 31, 2000 from 18.0% in the corresponding period ended March 31, 1999. This increase was due to spending for operating and development growing at a higher rate than net revenue as a result of a significant increase in headcount and the number of our online properties subsequent to the consummation of the NBCi transactions.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of payroll and related expenses for personnel engaged in sales, marketing and customer support, advertising and promotional distribution expenditures and costs associated with directing traffic to our online properties from other Web sites. Sales and marketing expenses increased to $18.7 million for the three months ended March 31, 2000 from $2.0 million for the corresponding period ended March 31, 1999. This increase was due to increased personnel and related expenses required to continue to implement our sales and marketing strategy, as well as an increase in other promotional and advertising expenses.

    Sales and marketing expense as a percentage of net revenue increased to 62.0% in the three months ended March 31, 2000 from 46.3% in the corresponding period ended March 31, 1999. This increase was due to a more rapid increase in sales and marketing expense than total net revenue, due to having significantly grown our sales force and increased our branding, marketing and promotional expenditures.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of payroll and related expenses for general corporate functions, including finance, legal, accounting, business development, human resources, investor relations and administration, as well as outside legal and accounting fees, director fees and insurance and facilities-related expenses including rent. General and administrative expenses increased to $11.6 million for the three months ended March 31, 2000 from $1.6 million for the corresponding period ended March 31, 1999. This increase was primarily due to increases in the number of general and administrative personnel, as well as increases in professional services and facilities-related expenses to support the growth of our operations.

    General and administrative expenses increased as a percentage of net revenue to 38.5% in the three months ended March 31, 2000 from 36.7% in the three months ended March 31, 1999. This increase was due to general and administrative expenses growing at a slightly higher rate than net revenue.

    PROMOTION AND ADVERTISING PROVIDED BY NBC. Promotion and advertising provided by NBC consists of charges incurred in connection with an advertising agreement entered into with NBC upon consummation of the NBCi transactions pursuant to which we will purchase advertising spots valued at $405 million over a four-year period. We have recorded $20.1 million in promotion and advertising expense for the three months ended March 31, 2000, and we did not record any promotion and advertising expense related to NBC promotions in the corresponding period ended March 31, 1999. The expense in 2000 occurred as a result of the NBCi transactions that closed on November 30, 1999.

    AMORTIZATION OF DEFERRED COMPENSATION. We recorded deferred stock compensation charges of $15.7 million during the three months ended March 31, 2000 and we did not record any deferred compensation charges during the corresponding period ended March 31, 1999. Of the total deferred compensation charges, $12.8 million accounts for the difference between the exercise price and the deemed fair value of specific equity instruments granted to our employees, and is being amortized over vesting periods of the individual equity instruments, which range from three months to four years. The remaining
$2.9 million accounts for charges incurred in connection with the issuance of shares of Class A common stock to certain key employees of an acquired company, which is being amortized over a one-year vesting period.

    Amortization of deferred compensation reflects the amortization of stock compensation charges resulting from employee stock option grants. We recorded amortization of deferred compensation of $1.1 million for the three months ended March 31, 2000 and $230,000 for the corresponding period ended March 31, 1999. This increase was primarily the result of the additional noncash stock compensation charges recorded in the first quarter of 2000 related to the hiring of certain key executives.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $69.7 million during the three months ended March 31, 2000 and $862,000 during the corresponding period ended March 31, 1999. This increase during the three months ended March 31, 2000 resulted primarily from the amortization of goodwill and other intangibles related to the NBCi transactions, amortized over periods ranging from 36 to 84 months. To a lesser extent, the additional amortization expense during the first quarter of 2000 is also related to acquisitions entered into subsequent to March 31, 1999, including the acquisition of Catalyst Advisors Group, AllBusiness.com and Husdawg in the first quarter of 2000, amortized over periods ranging from 24 to 36 months. The amortization of intangibles during the three months ended March 31, 1999 is attributed to the acquisitions of Paralogic Corporation, Global Bridges Technologies, Inc. and Pagecount, Inc., as well as the purchase of certain assets of Revolutionary Software, amortized over periods ranging from 24 to 42 months.

    INTEREST INCOME. Interest income represents interest we earned on our cash investments and additionally, in 2000, the interest earned on our $340.0 million note receivable from NBC. We earned $9.1 million of interest income during the three months ended March 31, 2000 and $640,000 during the corresponding period ended March 31, 1999. This increase is mainly due to the interest earned on our $340.0 million note receivable from NBC issued as a part of the NBCi transactions, as well as the interest earned on cash received from our follow-on offering completed in February 2000, which netted proceeds of $280.1 million.

    INTEREST EXPENSE. Interest expense represents interest charges related to notes payable and capital lease obligations and additionally, in 2000, the interest charges related to our two convertible notes payable to NBC that total $370.0 million. We incurred $3.9 in interest expense during the three months ended March 31, 2000 and $30,000 during the corresponding period ended March 31, 1999. This increase in interest expense was primarily due to the interest expense incurred related to the two convertible notes payable to NBC.

    NET LOSS.  Our net loss was $107.1 million for the three months ended
March 31, 2000 and $3.3 million in the corresponding period ended March 31, 1999. The $103.8 million increase in net loss during the three months ended March 31, 2000 was primarily attributable to an increase in cost of net revenue of $6.6 million, an increase in the amortization of intangibles of $68.8 million, promotion and advertising provided by NBC of $20.1 million and an increase in other operating expenses totaling $38.6 million, offset by an increase in net revenue of $25.7 million and an increase in interest income of $8.5 million.

    PROVISION/(BENEFIT) FOR INCOME TAXES. For the three months ended March 31, 2000 and 1999, we did not recognize the tax benefit of our operating losses. We believe the resulting deferred tax assets are not realizable on a more likely than not basis. Our effective tax rate was 0% during the three months ended March 31, 2000 and 1999, and differs from the federal statutory rate primarily due to the limitations controlling the timing for realization of net operating losses and tax credits established by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

    FUTURE TRENDS. We believe that our operating expenses, including operating and development, sales and marketing and general and administrative expenses, will increase in future periods as we continue to expand our operations and development initiatives, as well as augment our sales and promotional efforts. Additionally, amortization of intangible assets is expected to increase significantly in conjunction with potential business acquisitions being made as a part of our continuing effort to increase our online reach and membership and to seek additional strategic alliances in both domestic and foreign business markets.

    LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations primarily from proceeds received from the Xoom.com initial public offering in December 1998, a secondary offering in April 1999, the issuance of 960,028 shares of Xoom.com common stock to NBC in July 1999 and our follow-on offering, which was completed in February 2000.

    We had cash, cash equivalents and short-term investments of $386.4 million as of March 31, 2000. We regularly invest excess funds in short-term money market funds, government and foreign securities and commercial paper. Net cash used in operating activities was $47.7 million during the three months ended March 31, 2000 and $1.3 million during the three months ended March 31, 1999. Cash used in operating activities in the first quarter of 2000 was primarily the result of the net loss of $107.1 million, increases in accounts receivable of $8.7 million, decreases in accounts payable of $6.1 million, and decreases in accrued compensation and related expenses of $6.5 million, partially offset by amortization of intangible assets of $69.7 million related to the NBCi transactions, and an increase in deferred revenue of $15.3 million due to the receipt of equity instruments in exchange for services to be performed. Cash used in operating activities in the three months ended March 31, 1999 was primarily the result of net losses of $3.3 million, and an increase in accounts receivable of $242,000 related to the growth of advertising revenues, partially offset by amortization of intangible assets of $862,000 related to acquisitions, amortization of deferred compensation of $230,000 incurred in connection with the granting of options to employees to purchase Class A common stock and an increase in accounts payable of $868,000 as a result of the growth of our business.

    Net cash used in investing activities was $112.3 million during the three months ended March 31, 2000 and $9.7 million during the three months ended March 31, 1999. Cash used in investing activities during the three months ended March 31, 2000 was primarily the result of the purchase of investments of $143.4 million and fixed asset additions of $12.1 million, partially offset by the maturity of investments of $40.5 million. Cash used in investing activities during the three months ended March 31, 1999 was used primarily to purchase fixed assets of $1.5 million and short-term investments of $8.3 million. From time to time, we expect to evaluate the acquisition of products, businesses and technologies that complement our business. These acquisitions may involve the use of cash investments.

    Net cash provided by financing activities was $291.1 million during the three months ended March 31, 2000, and net cash used in financing activities was $99,000 during the same period ended March 31, 1999. Cash provided by financing activities in the three months ended March 31, 2000 was primarily attributable to proceeds from our secondary stock offering of $280.1 million, and proceeds from our note receivable from NBC of $23.8 million, partially offset by the repayment of notes payable of $32.0 million. Cash used by financing activities in the three months ended March 31, 1999 was primarily related to the repayment of notes payable of $124,000.

    As set forth in the consolidated statements of operations, we experienced net losses for the periods ended March 31, 2000 and 1999. We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Emerging Issues Task Force ("EITF"), issued EITF 00-2, "Accounting for Website Development Costs." This issue addresses whether an entity should capitalize costs incurred to develop a Web site and it is effective prospectively for all costs incurred for quarters beginning after June 30, 2000. Although we have not fully assessed the impact of adopting EITF 00-2 on our financial position and results of operations in 2000 and thereafter, we do not expect the effect, if any, to be material.

    In January 2000, the EITF issued EITF 99-17, "Accounting for Advertising Barter Transactions." This issue established accounting and reporting standards for barter transactions that involve nonmonetary exchanges of advertising. It requires that an entity recognize revenues and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. The adoption of EITF 99-17 did not have a material impact on our results of operations and financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition," or SAB No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Although we have not fully assessed the impact of adopting SAB 101 on our financial position and results of operations in 2000 and thereafter, we do not expect the effect, if any, to be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is confined principally to the impact of interest rate changes and changes in the market values of our investments.

    Our exposure to interest rate risk relates primarily to our portfolio of short- and long-term cash investments, our note receivable from NBC and our convertible notes payable to NBC. We do not use derivative financial instruments in our portfolio. We invest primarily in instruments issued by high quality financial institutions and companies including demand and money market instruments and debt issued by corporations. All of our investments have maturities of less than two years. Investments in fixed and floating rate interest earning instruments carry interest rate risk in that the fair value of fixed rate securities may be adversely impacted if interest rates rise while floating rate securities may produce less interest income if interest rates fall. A hypothetical 100 basis point increase in interest rates would result in an approximate $5.8 million decrease in the fair value of our debt securities classified as available-for-sale. Because the interest rates on the note receivable from NBC and convertible note payable to NBC are fixed, an increase in interest rates causes the fair value of the note receivable to decline and the fair value of the convertible note payable to rise and a decrease in interest rates has the opposite effect. A hypothetical 100 basis point increase in interest rates would result in a $12.5 million decrease in the fair value of the note receivable from NBC and a $15.4 million increase in the fair value of the note payable to NBC.

    We invest in equity securities of privately held companies for the promotion of business and strategic objectives. These investments are generally in companies in the Internet industry. These investments are included in long-term investments and are accounted for under the cost method when ownership is less than 20%. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. We expect to identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

    This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below.

OUR FAILURE TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF XOOM.COM, SNAP AND THE
  INTERNET BUSINESSES CONTRIBUTED BY NBC COULD SERIOUSLY HARM OUR OPERATIONS

    Our success will depend substantially on whether Xoom.com, Snap and the Internet businesses contributed by NBC can be integrated by us in an efficient and effective manner. We can provide no assurance that this will occur. The combination of our online properties will require, among other things, the technological integration of our Web sites, which include NBCi.com, Xoom.com, Snap.com, NBC.com, NBC-IN.com and VideoSeeker.com and the coordination of the sales, marketing and research and development efforts of Xoom.com, Snap and the Internet businesses contributed by NBC.

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

    We and the businesses that were combined to form us have limited operating histories. We were launched in November 1999, Xoom.com was founded in April 1996, the Snap.com Web site was launched in September 1997, and NBC.com, NBC-IN.com and VideoSeeker.com began operations in August 1995, October 1997 and May 1998, respectively. NBC launched CNBC.com in June 1999. In addition, Xoom.com, Snap and the Internet businesses contributed by NBC have not achieved positive annual operating cash flows, and we expect to incur net losses for the foreseeable future.

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

WE ANTICIPATE OUR BUSINESS WILL FLUCTUATE FROM QUARTER TO QUARTER DUE TO OUR
  NEAR-TERM RELIANCE ON SHORT-TERM ADVERTISING AGREEMENTS AND SEASONAL FLUCTUATIONS, WHICH COULD HARM OUR RESULTS OF OPERATIONS

    In the near-term, a substantial portion of our net revenue is expected to be from short-term advertising contracts, usually one to two months in length. That means our quarterly operating results will be a function of the contracts we enter into within the quarter and our ability to adjust spending in light of any net revenue shortfalls. As a result, the cancellation of even a small number of advertising contracts could significantly affect our operating results. Our operating expenses are likely to increase significantly over the near term. To the extent that our expenses increase but our revenues do not, our business, operating results and financial condition may be seriously harmed.

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

OUR FAILURE TO ATTRACT ADVERTISING REVENUE IN QUANTITIES AND AT RATES THAT ARE
  SATISFACTORY TO US COULD HARM OUR BUSINESS

    We expect to derive a significant portion of our revenue from the sale of on-air and online advertisements, including co-branded commercials, banners, buttons, windows and text links. We are uncertain whether Web advertising will continue to grow at a rate that will support expansion in our revenue. The Internet as a marketing and advertising medium has not been available for a sufficient period of time to gauge accurately its effectiveness as compared with traditional media. Many of our suppliers and advertisers have only limited experience with the Web as a marketing and advertising medium.

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

    No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising. Advertisers may determine that banner advertising, which currently comprises a substantial portion of our revenues, is not an effective advertising medium. If other forms of Web-based advertising prove more popular than banner advertisements, we may not be able to change our operations to take advantage of such forms. Advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may adversely affect the viability of advertising on the Internet. Our advertising customers may not accept the internal and third-party measurements of impressions received by advertisements on our online media properties and such measurements may contain errors. We rely primarily on our internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including risks associated with the recruitment, retention, management, training and motivation of sales personnel. As a result of these factors, we may not be able to sustain or increase advertising sales levels. Failure to do so may harm our business, operating results and financial position.

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

    We compete with many other providers of online navigation, information and community services, such as Yahoo! (including GeoCities and Broadcast.com), America Online (including AOL.com, Netcenter and ICQ), AltaVista, Excite@Home, Disney (including the GO Network, which is jointly operated with Infoseek), Lycos (including HotBot and Tripod) and Microsoft Corporation (including msn.com).

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

    - business portals such as Onvia, Digital Work, Office.com and Smartonline.com;

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

    Our carriage agreement with CNET limits CNET's ability to compete with Snap in providing a broad based information, navigation and content aggregation service. These restrictions, however, will no longer apply after May 9, 2000. As a result, CNET could become a competitor of Snap. Competition from CNET could seriously harm our business.

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

    For this purpose, we have agreed to purchase at least $405.0 million of promotional services from NBC over a four-year period to develop and promote our online brands as well as our products and services. Through March 31, 2000, we have spent $36.9 million on such promotional services. Our results of operations could be seriously harmed if this investment of financial and other resources in developing and promoting our online brands does not generate a corresponding increase in net revenue, or if the expense of developing and promoting our online brands becomes excessive.

IF FUTURE ACQUISITIONS ARE NOT SUCCESSFUL, OR IF WE ARE NOT ABLE TO STRUCTURE
  FUTURE ACQUISITIONS IN A FINANCIALLY EFFICIENT MANNER, THERE COULD BE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS

    Acquiring complementary businesses, products and technologies is an integral part of our business strategy. We are and will continue to be engaged in exploring potential acquisitions both of publicly traded and privately held companies. This acquisition strategy will subject us to integration risks similar to those we face in integrating our current businesses. In addition, the success of the acquisitions will be dependent upon the ability of our management to maximize our financial and strategic position when incorporating the acquiring company's technology or businesses. Any of these risks could prevent us from realizing significant benefits from our acquisitions.

    In addition, we may invest in business areas in which we do not currently compete. Such acquisitions represent greater risks as we would be entering markets, at potentially great expense, where we have little or no direct prior experience. Accordingly, such acquisitions, if unsuccessful, could have a significant adverse impact on our financial condition and the price of our Class A common stock. Even if we believe an acquisition is in our best interest, investors or securities analysts may disagree and the size of a potential acquisition could adversely impact the price of our Class A common stock. We may also engage in other forms of financial transactions, such as spin-offs or initial public offerings of common stock of our subsidiaries. These transactions or large acquisitions could effectively change our corporate structure, without providing our stockholders an opportunity to vote on the transaction. We cannot assure that such acquisition or investment strategies, if implemented, will prove successful.

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

    Any of the events listed above could cause interference, delays, service interruptions or suspensions in our business, and as results, seriously harm our business and results of operations.

    We must continue to expand and adapt our system infrastructure to keep pace with the increase in the number of members who use the free services we provide. Demands on our infrastructure that exceed current forecasts could result in technical difficulties with our Web sites. Any system failure that interferes with access to our Web sites and use of the free services we provide could diminish the level of traffic on our Web sites. Continuing or repeated system failures could impair our reputation and our brand names and reduce our commerce and advertising revenue. At present, we do not know if we will be able to scale the systems to handle a larger amount of traffic at higher transmission speeds. Expanding the network infrastructure will require substantial financial, operational and management resources, all of which could harm our financial results and operations.

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

    Difficulties we may encounter in dealing successfully with the above risks could seriously harm our operations. In addition, in the second quarter of 2000 we expect to move our headquarters to a new facility in San Francisco. The move could cause disruption of our business or otherwise divert management's attention, which could harm our financial results.

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS UPON THE SUPPLY OF CRITICAL
  ELEMENTS FROM OTHER COMPANIES

    We depend substantially upon third parties for several critical elements of our business, including technology, order fulfillment, content development and distribution activities.

    TECHNOLOGY: We continue to license technology and related databases from third parties for some elements of our properties, including, among others, technology underlying the delivery of stock quotes and current financial information, chat services, street mapping, telephone listings and similar services. We expect to experience interruptions and delays in service and availability for such elements, from time to time. Furthermore, we are and expect to be dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to deliver our products and services. Any errors, failures or delays experienced in connection with these third-party products and information services could negatively affect our relationship with users and adversely affect our brands and business, and could expose us to third party liability.

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

PLANNED INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS THAT COULD SERIOUSLY HARM
  OUR RESULTS OF OPERATIONS

    We have been establishing and plan to continue establishing operations or forming business partnerships in other parts of the world. We have very limited experience in international markets and may not be able to compete effectively in international markets. The expansion of operations into international markets will require substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce desired levels of revenue. In addition, international operations are subject to other inherent risks and problems, including:

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

    - reduced protection for intellectual property rights and enforcement of other legal rights in some countries;

    - political and economic instability;

    - continued acceptance of the Euro;

    - potential adverse tax effects;

    - fluctuations in currency exchange rates; and

    - difficulty in maintaining effective communications due to distance, language and cultural barriers.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND
  FINANCIAL CONDITION MAY BE SERIOUSLY HARMED

    We view our technology as proprietary and will seek to protect it under existing United States and international laws relating to protection of our intellectual property. We will also develop internal procedures to control access to and dissemination of our proprietary information. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. Protecting our intellectual property against infringement could result in substantial legal and other costs and could divert our limited management resources and attention, any of which could adversely impact our business and the results of our operations.

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

E-COMMERCE ACTIVITIES MAY EXPOSE US TO UNCERTAIN LEGAL RISKS AND POTENTIAL
  LIABILITIES

    As part of our business, we enter into agreements with sponsors, content providers, service providers and merchants under which we are entitled to receive a share of revenue from the purchase of goods and services by users of our Web sites. In addition, we provide hosting and other services to online merchants. These types of arrangements may expose us to additional legal risks and uncertainties, including potential liabilities relating to the products and services offered by such third parties.

    Although we maintain liability insurance, insurance may not cover these claims or may not be adequate. Even to the extent these types of claims do not result in material liability, investigating and defending claims is expensive and, if the number or severity of claims defended were significant, this could seriously harm our business and operations.

WE COULD FACE LIABILITY FROM LEGAL PROCEEDINGS OF OUR SUBSIDIARIES THAT COULD
  SERIOUSLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS

    Because Snap and Xoom.com are our wholly-owned subsidiaries, claims made against Snap and Xoom.com will impact our financial condition and results of operations. An unfavorable outcome in any matters that we are currently litigating could seriously harm our business and results of operations and the market price of our Class A common stock.

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

IF IMPORTANT STRATEGIC RELATIONSHIPS ARE DISCONTINUED FOR ANY REASON, OUR
  BUSINESS AND FINANCIAL CONDITION WOULD BE SIGNIFICANTLY HARMED

    Although strategic relationships are a key factor in our overall business strategy, our strategic partners may not view their relationships with us as significant to their own business. There is a risk that parties with whom we have strategic alliance agreements may not perform their obligations as agreed. We expect that our arrangements with future strategic partners generally will not establish minimum performance requirements but instead rely on the voluntary efforts of our partners. In addition, most of our agreements with strategic partners are terminable by either party with little notice. If important strategic relationships are discontinued for any reason, our business and results of operations may be harmed.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE AND OUR RELATIONSHIP WITH NBC

BECAUSE NBC HAS SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND STRATEGY, THE
  ABILITY OF THE HOLDERS OF OUR CLASS A COMMON STOCK TO DETERMINE THE OUTCOME OF MATTERS REQUIRING A STOCKHOLDER VOTE IS REDUCED

    As of March 31, 2000 NBC and its affiliates owned approximately 40.3% of our outstanding common stock. If the convertible notes held by NBC are converted, this ownership interest could increase up to approximately 45.5%, although such conversion cannot occur until November 30, 2000. Even before the convertible notes are converted, however, CNET has agreed to vote its shares of Class A common stock in the same manner as NBC with respect to change in control transactions involving us, enabling NBC to determine the outcome of such vote. In addition, NBC and its affiliates have rights to maintain their percentage ownership in the event of dilutive issuances of stock by us. As a result, NBC may be able to exercise significant influence in the future over many matters requiring approval by our stockholders, including amending our certificate of incorporation and bylaws, the issuance of additional shares of our Class B common stock or the adoption of a stockholders rights plan.

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

NBC MAY FREELY ENGAGE IN MANY ACTIVITIES THAT MAY BE COMPETITIVE WITH OUR
  BUSINESS

    Under our brand integration and license agreement with NBC, NBC is obligated not to co-brand the portal, community and e-commerce services of our competitors with specified NBC marks, and NBC may not operate a general portal service, a broad-based community service or a broad-based e-commerce service other than through us. However, apart from the restrictions in the brand integration and license agreement, our certificate of incorporation provides that NBC has the right to engage in, and has no duty to refrain from engaging in, the same or similar activities or lines of business as we do, to do business with our potential or actual customers and suppliers and to employ any of our employees. In the event that

NBC learns of a potential corporate opportunity to both NBC and us, NBC has no duty to communicate or present the opportunity to our management. NBC will have no liability to us or our stockholders for breach of any fiduciary duty that may be applicable to NBC as one of our major stockholders for acquiring or pursuing any corporate opportunity for itself, directing the opportunity to another person or company, or failing to communicate information about the opportunity to us.

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

    Although as our principal stockholder NBC has a significant financial interest in our success, NBC also has the objective of maximizing value for its parent company, General Electric, and the stockholders of GE. There may be circumstances under which NBC's corporate objectives conflict with our operations or strategy, and, except as may otherwise be required by law, NBC has no obligation to act in a manner beneficial to us in the event of such a conflict. For example, NBC has entered into a distribution and marketing agreement with ValueVision International, Inc. with respect to its home shopping and transactional television service, and an affiliate of NBC is a principal shareholder of ValueVision. NBC is also the parent company of the CNBC cable channel and owns 90% of CNBC.com LLC. Moreover, NBC distributes its owned and licensed television programming and other content over a wide array of media in varied formats, including videostreaming and other methods of distribution of video content via the Internet, and there is no limitation on its ability to continue to do so or to develop new methods of distribution or delivery or forms of content independently from us. In addition, the value of NBC-IN.com will be dependent on our ability to negotiate content and distribution relationships with NBC's affiliated television stations, including the 13 stations owned and operated by NBC. Although NBC is obligated to comply with the terms of the brand integration and license agreement, we cannot assure you that NBC will not engage in activities that are competitive with or otherwise negatively affect our business. Any such action by NBC may seriously harm our business, operating results and financial condition.

NBC'S RELATIONSHIPS WITH OUR STRATEGIC PARTNERS LIMIT OUR ABILITY TO ENTER INTO
  STRATEGIC RELATIONSHIPS AND TO PROVIDE NEWS, INCLUDING SPORTS AND BUSINESS NEWS, ON OUR WEB SITES

    NBC's relationships with our existing strategic partners and our future relationships with partners may limit our ability to enter into other strategic relationships or provide services that we might otherwise offer on our Web sites. For example, NBC has a relationship with Microsoft that limits in significant respects the ability of NBC and its affiliates to provide news, including sports and business news, on any Web site other than MSNBC.com. Consequently, our ability to develop and present news content on our sites is limited, and our efforts must be consistent with these restrictions. In addition, the ability of NBC and its affiliates to deliver business news video on an interactive basis via the Internet is restricted by the terms of NBC's joint ventures with Microsoft and Dow Jones. We may enter into similar or other non-competition arrangements with strategic partners that may limit our ability to engage in or provide some activities or services.

WE ARE SIGNIFICANTLY DEPENDENT UPON THE QUALITY OF THE NBC BRAND

    A deterioration in the quality or value of the NBC brand or the termination of the brand integration and license agreement may seriously harm our business, operating results and financial condition. Our licensed use of the NBC brand is a critical aspect of our efforts to retain, attract and expand our user and advertiser base, both through the advertising and promotion we will purchase on the NBC television network as well as the inclusion of the NBC brand on our Web sites. The television industry is characterized by a small number of participants with significant financial resources and substantial experience in a wide variety of media, and consequently is extremely competitive. The success of each television network is often dependent upon its ability to deliver programming that appeals to viewers. Television programming often requires substantial lead time to develop and produce, and seasonal network schedules are typically designed months before actually being aired. This limits a network's flexibility to alter programming to respond to changes in viewers' tastes. The relative ranking of television networks fluctuates continuously. Each network conducts its own research and obtains research from third parties in order to evaluate its appeal to a complex variety of demographic groups, and each network uses this information to promote its television programming and negotiate pricing with advertisers. While NBC has enjoyed significant success in broadcast and cable television and we expect it to continue to devote efforts to continuing this success, we cannot be assured that NBC television programming will continue to appeal to viewers generally, or to the particular demographic groups valued by advertisers. Consequently, we cannot predict the extent to which use of the NBC brand will have a positive effect on our ability to attract users and advertisers. In addition, NBC may terminate the brand integration and license agreement if, among other reasons, its percentage ownership in us declines to 5% or less, or if there is a change in control of us.

THE SIGNIFICANT INFLUENCE OF NBC AND ANTI-TAKEOVER PROVISIONS IN OUR CHARTER
  DOCUMENTS COULD NEGATIVELY IMPACT OUR STOCKHOLDERS

    NBC has significant influence with respect to our management and strategy. As a result of NBC's influence, NBC is able to exercise effective control over significant corporate transactions, which may delay or prevent a change in control. NBC and its affiliates have enhanced voting rights with respect to the approval of significant corporate acquisition transactions. In the event that a third party initiates a tender offer for our common stock or we agree to enter into any transaction that would result in a change of control, the limitations on NBC's ability to acquire additional shares in us, to solicit proxies in connection with an amendment to our certificate of incorporation or for the election of Class A directors, or to propose to the holders of the Class A common stock a merger, business combination or similar transaction terminate. Moreover, NBC can terminate our use of the NBC trademarks and logos in the event of a change of control of us. Other provisions of our charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Any of these factors could impede or prevent transactions that would cause a change in control in us. These anti-takeover provisions might discourage bids for our common stock at a premium over the common stock market price and adversely affect the trading price of our common stock.

MARKET AND INDUSTRY RISKS

THE E-COMMERCE MARKET IS EXTREMELY COMPETITIVE AND ANY INCREASE IN COMPETITION
  COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR IMPROVE OUR POSITION IN THE MARKET RELATIVE TO THAT OF OUR COMPETITORS

    The e-commerce market is extremely competitive, and we expect intense competition from an ever increasing number of companies selling goods and services over the Internet. These competitors include: traditional retailers, various mail-order retailers, Internet-focused retailers, manufacturers that sell directly over the Internet and many software companies. We expect new competitors to emerge.

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

    Recent acquisitions and alliances have resulted and will result in greater competition as more users of the Internet consolidate to fewer services that incorporate search and retrieval features. In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, Web browsers offered by Microsoft and by America Online's Netscape increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find and use our products and services.

    In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home pages. Microsoft recently announced that it will feature and promote Internet search services provided by Alta Vista and signed a long term partnership with LookSmart to provide directory services in the Microsoft Network and other Microsoft online properties. Such search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser and other software applications, and Microsoft may promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as WebTV Networks. Each of these situations creates a potential competitive advantage over us because Internet navigational offerings of competitors may be more conveniently accessed by users.

OUR SUCCESS WILL DEPEND UPON THE GROWTH IN THE USE OF THE INTERNET FOR
  E-COMMERCE TRANSACTIONS

    Our future success depends on the continued growth in the use of the Internet and the Web for e-commerce transactions. Use of the Internet for retail transactions is a recent development, and the continued demand and growth of a market for services and products via the Internet is uncertain. The

Internet may ultimately prove not to be a viable commercial marketplace for a number of reasons, including:

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

    Because of these factors, we do not know whether our business model will ultimately be viable and profitable. Also, in the future, some Internet access providers may act to block or limit the use of e-mail for direct e-commerce solicitations, whether at their own initiative or at the request of users. Our members may also choose not to receive our e-mail offerings or may fail to respond to such offerings. If these blocking or limiting programs become popular, there could be a negative effect upon the viability of e-commerce on the Web and on our business, results of operations and financial condition.

COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE, AND THE LOSS OF KEY PERSONNEL
  AND OUR INABILITY TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL COULD HARM OUR RESULTS OF OPERATIONS

    Our success depends to a significant degree upon the contributions of our executive management team, as well as our technical, marketing and sales personnel. Due to the integration of the operations of our businesses, our employees may have different job responsibilities and may be required to work with new people. To date, we have experienced and may continue to experience loss of key management and other personnel due to the change in job responsibilities and work environment. Our employees may voluntarily terminate their employment with us at any time. Our success will depend upon our ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. In addition, competition for qualified employees is intense, specifically in the areas of Web site development, design and integration. The loss of key personnel, or the inability to attract and retain additional, qualified personnel, could significantly harm our results of operations.

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

    Imposition of sales or other similar taxes on our sales of merchandise in states or countries where we ship goods could harm our results of operations. Imposition of new taxes or fees by federal, state or foreign governments on Internet transactions or on the use of the Internet as a means of communication could also adversely affect us.

PRIVACY CONCERNS, GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD HAVE AN
  ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS

    Laws and regulations that apply directly to communications or commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding privacy and the protection of children, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations and other countries may do so in the future. In addition, new laws may be adopted in the United States and in other countries covering issues such as music licensing, broadcast licensing fees and the characteristics and quality of Internet services. Laws regulating the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws that govern intellectual property, privacy, libel and taxation apply to the Internet. The development of laws governing these areas, or the application to the Internet of existing laws not designed for the Internet, may decrease the growth in the use of the Internet. In addition, the growth and development of the e-commerce market may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could harm our business.

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

TRADING RISKS

OUR STOCK PRICE MAY BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE
  NOT IN OUR CONTROL

    The trading price of our Class A common stock has been and may continue to be highly volatile. For example, during the quarter ended March 31, 2000, the closing price of our Class A common stock ranged from 100 5/32 to 37 3/4, and subsequently closed at 17 3/16 on April 17, 2000. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

    - additions or departures of key personnel; and

    - sales of securities by us or our stockholders, which could occur at any time after the closing of the transaction.

    In addition, The Nasdaq National Market, where most publicly held Internet companies are traded, has recently experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The trading prices of many Internet companies continue to trade at multiples of earnings or revenues substantially above historic levels. These trading prices and multiples may not be sustainable. These broad market and industry factors may cause the market price of our Class A common stock to decline, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

SALES OF SUBSTANTIAL AMOUNTS OF OUR CLASS A COMMON STOCK IN THE PUBLIC MARKET
  COULD LOWER OUR STOCK PRICE

    As of March 31, 2000 our directors and executive officers, including Chris Kitze, together with CNET and NBC and their affiliates beneficially owned approximately 58.4% of our outstanding common stock and sales of substantial amounts of these shares in the public market or the prospect of these sales may have depressed and may continue to depress the market price of our Class A common stock and impair our ability to sell equity or equity securities in the future at a time and price that we deem appropriate.

    In addition, we issued 4,083,021 shares of our Class A common stock, or approximately 6.7% of our outstanding common stock, pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act, in exchange for the outstanding capital stock of AllBusiness. These shares remain subject to specific contractual restrictions, but the sale of these shares when free of restriction, or the sale of shares issued in connection with other closed, pending or potential acquisitions or investments, or the prospect of any of these sales, could further depress the market price of our Class A common stock and also impair our ability to sell equity or equity securities in the future or at a time and price that we deem appropriate.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In March 1999, Snap filed a complaint against CityAuction, Inc. and Ticketmaster Online-CitySearch in connection with an agreement entered into between Snap and CityAuction to promote CityAuction's online auction site in exchange for monetary compensation and warrants to purchase shares of CityAuction. This matter was pending in Superior Court in San Francisco, California. In April 2000, Snap, CityAuction, Inc. and Ticketmaster Online-CitySearch settled the litigation under confidential terms.

    International Microcomputer Software, Inc. ("IMSI") has notified NBCi in a letter dated February 8, 2000 that it intends to make a claim for indemnification pursuant to a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline. The judgment resulted from an arbitration award pertaining to a contract between Imageline and IMSI. NBCi has notified IMSI that it denies any duty to indemnify IMSI in connection with its contractual dispute with Imageline. Additional third parties may ask NBCi to indemnify them in connection with disputes with Imageline.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In February 2000, the Company issued an aggregate of 123,737 shares of its Class A common stock in exchange for the outstanding capital stock of Catalyst Advisors, Inc. The shares were issued pursuant to an exemption by reason of
Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary.

    In March 2000, the Company issued an aggregate of 5,080,917 shares of its Class A common stock in exchange for the outstanding capital stock of AllBusiness.com, Inc. The shares were issued pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act of 1933, after the Company obtained a permit for the issuance of the shares pursuant to a fairness hearing held by the California Commissioner of Corporations. These sales were made without general solicitation or advertising.

    In March 2000, the Company issued an aggregate of 150,978 shares of its Class A common stock and 43,142 options to purchase shares of Class A common stock in exchange for the outstanding capital stock and stock options of Husdawg Communications, Inc. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary.

    In March 2000, the Company issued an aggregate of approximately 268,900 shares of its Class A common stock to William Lansing as inducement for his entering into employment with the Company and in connection with his appointment as Chief Executive Officer. 50% of the shares shall vest on the second anniversary of the date of Mr. Lansing's employment agreement and the remaining 50% of the shares shall vest on the third anniversary of the date of Mr. Lansing's employment agreement. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Mr. Lansing was an accredited investor or a sophisticated investor (either alone or through his representative) with access to all relevant information necessary.

ITEM 5.  OTHER INFORMATION

        (a) Adoption of 2000 Non-Qualified Stock Option Plan

    On May 1, 2000, NBCi's board of directors adopted the NBC Internet, Inc. 2000 Non-Qualified Stock Option Plan. The following is a summary of the principal features of this stock option plan. This summary does not purport to be a complete description of all the provisions of the stock option plan.

    PURPOSES

    The purposes of the stock option plan are to promote the interests of NBCi and its stockholders by:

    - attracting and retaining exceptional employees and consultants of NBCi and its subsidiaries;

    - motivating those individuals with performance-related incentives to achieve longer-range performance goals; and

    - enabling those individuals to participate in the long-term growth and financial success of NBCi.

    ADMINISTRATION/ELIGIBLE PARTICIPANTS

    This stock option plan is administered by an administrator, defined as the board of directors of NBCi or one or more committees designated by the board of directors. The current administrator of the stock option plan is the compensation committee.

    Directors and officers of NBCi are not eligible to become participants in this stock option plan. Any employee or consultant to NBCi or any of its subsidiaries, other than a director or officer of NBCi, is eligible to be designated a participant under this stock option plan.

    The committee has the authority to determine the participants to whom options shall be granted under the stock option plan. The board of directors of NBCi may delegate to one or more officers of NBCi the authority to grant options.

    NUMBER OF SHARES AUTHORIZED UNDER THE STOCK OPTION PLAN

    The stock option plan currently authorizes the grant of options for up to 2,000,000 shares of NBCi's Class A common stock. The number of shares reserved for issuance under the stock incentive plan is subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events.

    All awards under the stock option plan will be in the form of nonqualified stock options.

    SUBSTITUTE AWARDS

    Options may be awarded under the stock option plan in assumption of, or in substitution for, outstanding stock-based awards previously granted by NBCi or its affiliates or a company acquired by NBCi or its affiliates with which NBCi or its affiliates combines. The number of shares underlying any such assumed or substitute options will be counted towards the aggregate number of shares of Class A common stock available for grant under options granted under this stock option plan.

    TERMS AND CONDITIONS OF AWARDS UNDER THE STOCK OPTION PLAN

    Options granted under the stock option plan will be subject to the terms and conditions, vesting requirements, form and timing of exercise, as applicable, as may be determined by the administrator and specified in the applicable award agreement or thereafter; provided that the exercise price per share of any option granted under the stock option plan may not be less than 85% of the fair market value per share on the date of grant.

    Payment in respect of the exercise of an option granted under the stock option plan may be made:

    - in cash or its equivalent;

    - through the delivery of a promissory note with such recourse, interest, security and redemption provisions as the administrator deems appropriate;

    - by exchanging shares of Class A common stock;

    - subject to such rules as may be established by the administrator, through delivery of irrevocable instructions to a broker to sell the shares being acquired upon exercise of the option and to deliver to NBCi an amount equal to the aggregate exercise price; or

    - by any combination of the foregoing, provided that the combined value of the consideration received is at least equal to the aggregate exercise price of the option.

    TRANSFERABILITY

    The administrator has the discretion under the stock option plan to provide that options granted under the stock option plan may be transferred without consideration to certain family members or trusts, partnerships or limited liability companies in which the original grantee or his or her family members own a 50% beneficial interest or a 50% voting interest.

    CHANGE IN CONTROL

    In the event of a change in control, as defined below, each currently outstanding option under the stock option plan automatically will have its vesting accelerated by 12 months on the effective date of the corporate transaction. Upon consummation of the corporate transaction, all outstanding options will terminate unless such option is assumed or replaced with a comparable award or cash incentive program by the successor corporation or its affiliates or such award is purchased for cash. If within 12 months of a change in control, a participant is subsequently terminated or leaves for good reason, each outstanding option of the participant will become fully vested and exercisable.

    Under the stock option plan a "change in control" is defined as any merger, consolidation or other form of business combination in which the stockholders of NBCi do not own at least 50% of the combined voting power in the surviving entity, the acquisition of 50% of the total combined voting power of NBCi's outstanding securities or a change in a majority of the board of directors over a period of three years by reason of one or more contested elections, except that any increase in securities ownership by NBC or its successors does not constitute a change in control.

    The stock option plan also provides for the accelerated vesting of outstanding options held by participants primarily in the service of an affiliated entity of NBCi, upon the sale, merger, consolidation or sale of substantially all of the assets of such entity.

    AMENDMENT TO STOCK OPTION PLAN

    The board of directors of NBCi may amend, suspend or terminate the stock option plan; provided that no amendment or termination will be made without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the stock option plan. In addition, no action that would adversely affect the rights of any participant to options previously granted under the stock option plan will be effective without the participant's consent.

    FEDERAL INCOME TAX CONSEQUENCES RELATING TO STOCK OPTIONS

    The following summary of the federal income tax consequences of the grant and exercise of nonqualified stock options awarded under the stock option plan, and the disposition of shares of Class A common stock purchased pursuant to the exercise of such stock options, is intended to reflect the current provisions of the Internal Revenue Code and the regulations thereunder.

    This summary is not intended to be a complete statement of applicable law, nor does it address state and local tax considerations.

    No income will be realized by an optionee when a nonqualified stock option is granted. Upon exercise of a nonqualified stock option, the optionee will recognize ordinary compensation income in an amount equal to the excess, if any, of the fair market value of the underlying stock over the option exercise price at the time of exercise, referred to as the "spread". The spread will be deductible by NBCi for federal income tax purposes. The optionee's tax basis in the underlying shares acquired by exercise of a nonqualified stock option will equal the exercise price plus the amount taxable as compensation to the optionee. Upon sale of the shares received by the optionee upon exercise of the nonqualified stock option, any gain or loss is generally long-term or short-term capital gain or loss, depending on the holding period. The optionee's holding period for shares acquired pursuant to the exercise of a nonqualified stock option will begin on the date of exercise of such option.

    The payment by an optionee of the exercise price, in full or in part, with previously acquired shares of Class A common stock will not affect the tax treatment of the exercise described above. No gain or loss generally will be recognized by the optionee upon the surrender of the previously acquired shares to NBCi, and shares received by the optionee, equal in number to the previously surrendered shares of Class A common stock, will have the same tax basis as the shares surrendered to NBCi and will have a holding period that includes the holding period of the shares surrendered. The value of the shares of Class A common stock received by the optionee in excess of the number of shares surrendered to NBCi will be taxable to the optionee. Such additional shares of Class A common stock will have a tax basis equal to the fair market value of such additional shares as of the date ordinary income is recognized, and will have a holding period that begins on the date ordinary income is recognized.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report of Form 10-Q.

    (b) REPORTS ON FORM 8-K

    The Company filed the following reports on Form 8-K during the three months ended March 31, 2000.

    1. On January 12, 2000, the Company filed a report on Form 8-K/A-3 related to the NBCi transactions. This amendment was filed for the purpose of including financial statements and pro forma financial information and should be read in conjunction with the Form 8-K dated as of December 1, 1999.

    2. On January 24, 2000, the Company filed a report on Form 8-K announcing its financial results for the three months ended December 31, 1999.

    3. On January 27, 2000, the Company filed a report on Form 8-K announcing its financial results for the three months and year ended December 31, 1999.

    4. On February 2, 2000, the Company filed a report on Form 8-K announcing it had entered into an agreement to acquire AllBusiness.com.

    5. On March 28, 2000 the Company filed a report on Form 8-K announcing the appointment of William Lansing as Chief Executive Officer, and the appointment of former Chief Executive Officer, Chris Kitze, as Vice Chairman.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                             NBC INTERNET, INC.

Date: May 11, 2000

                                             By:               /S/ ANTHONY ALTIG
                                                  ------------------------------------------

                                 EXHIBIT INDEX

                                                                                          SEQUENTIALLY
       EXHIBIT                                                                              NUMBERED
       NUMBER           DOCUMENT                                                              PAGE
---------------------   --------                                                          ------------
         2.1            Agreement and Plan of Contribution and Merger dated as of
                          May 9, 1999 by and among the Registrant, Xoom.com, Inc.,
                          CNET, Inc., Snap! LLC and Xenon 3, Inc.(1)................

         2.2            First Amendment to Agreement and Plan of Contribution and
                          Merger dated as of October 20, 1999 by and among the
                          Registrant, Xoom.com, Inc. CNET, Inc., Snap! LLC and Xenon
                          3, Inc.(1)................................................

         2.3            Second Amended and Restated Agreement and Plan of
                          Contribution, Investment and Merger dated July 8, 1999 by
                          and among the Registrant, National Broadcasting Company,
                          Inc., GE Investments Subsidiary, Inc., Neon Media
                          Corporation and Xoom.com, Inc.(1).........................

         2.4            First Amendment to Second Amended and Restated Agreement and
                          Plan of Contribution, Investment and Merger dated October
                          20, 1999 by and among the Registrant, National
                          Broadcasting Company, Inc., GE Investments Subsidiary,
                          Inc., Neon Media Corporation and Xoom.com, Inc.(1)........

         3.1            Restated Certificate of Incorporation of the
                          Registrant(2).............................................

         3.2            Amended and Restated Bylaws of the Registrant(2)............

         4.1            Reference is made to Exhibits 3.1 and 3.2...................

         4.2            Specimen Stock Certificate of the Registrant(1).............

        10.1            Form of Indemnification Agreement between the Registrant and each of its executive officers and directors(1)...........

        10.2            Agreement of Sublease between Xoom.com, Inc. and Cornerstone
                          Internet Solutions Company d/b/a USWeb Cornerstone dated
                          August 1, 1998(1).........................................

        10.3            Assignment of Lease by Xaos Tools, Inc. and Acceptance of
                          Assignment and Assumption of Lease by Xoom.com, dated July
                          31, 1998(1)...............................................

        10.4            Office Lease for One Beach Street, San Francisco, California
                          between No. 1 Beach Street, LLC and CNET, Inc. dated
                          September 24, 1997(1).....................................

        10.5            Governance and Investor Rights Agreement between the
                          Registrant and National Broadcasting Company, Inc.(3).....

        10.6            Standstill Agreement between the Registrant and CNET,
                          Inc.(3)...................................................

        10.7            Brand Integration and License Agreement between NBC
                          Multimedia, Inc. and National Broadcasting Company, Inc.,
                          dated May 8, 1999(1)......................................

        10.8            Stock Option Agreement between Xoom.com, Inc. and National
                          Broadcasting Company, Inc., dated May 9, 1999(1)..........

        10.9            Voting Agreement among Xoom.com, Inc., National Broadcasting
                          Company, Inc., CNET, Inc., Chris Kitze and Flying Disc
                          Investments Limited Partnership, dated May 9, 1999(1).....

        10.10           Voting and Right of First Offer Agreement between National
                          Broadcasting Company, Inc. and CNET, Inc.(3)..............

        10.11           Loan Agreement between Xoom.com, Inc. and Sand Hill Capital,
                          LLC, dated as of November 3, 1998(1)......................

                                                                                          SEQUENTIALLY
       EXHIBIT                                                                              NUMBERED
       NUMBER           DOCUMENT                                                              PAGE
---------------------   --------                                                          ------------
        10.12           Amended and Restated Letter Agreement between Bank of
                          America National Trust and Savings Association and Snap!
                          LLC, dated September 14, 1999(1)..........................

        10.13           Agreement of Lease between Eleven Penn Plaza LLC and
                          Xoom.com, Inc., dated March 16, 1999(1)...................

        10.14           Preferred Carriage Agreement by and between CNET, Inc.,
                          National Broadcasting Company, Inc., NBC Multimedia, Inc.
                          and Snap! LLC., dated June 30, 1998(1)...................

        10.15           Addendum to Preferred Carriage Agreement between CNET, Inc.
                          and Snap! LLC, dated June 30, 1998(1).....................

        10.16           Addendum to the Snap Agreements by and among CNET, Inc.,
                          National Broadcasting Company, Inc., NBC Multimedia, Inc.
                          and Snap! LLC., dated May 9, 1999(1).....................

        10.17           Form of Severance Agreement by and between Xoom.com, Inc.
                          and Laurent Massa(1)......................................

        10.18           1999 Stock Incentive Plan(1)................................

        10.19           Stock Purchase Agreement by and between Xoom.com, Inc. and
                          National Broadcasting Company, Inc., dated June 11,
                          1999(1)...................................................

        10.24           Employment Agreement by and between Xoom.com, Inc. and John
                          Harbottle, dated August 4, 1998(1)........................

        10.25           Advertising Agreement between the Registrant and National
                          Broadcasting Company, Inc.(3).............................

        10.26           Registration Rights Agreement by and among the Registrant,
                          CNET, Inc., National Broadcasting Company, Inc., GE
                          Investments Subsidiary, Inc., Flying Disc Investments
                          Limited Partnership and Chris Kitze(3)....................

        10.27           $39,477,953 Subordinated Zero Coupon Convertible Debenture
                          due 2006(3)...............................................

        10.28           $447,416,805 Subordinated Zero Coupon Convertible Debenture
                          due 2006(3)...............................................

        10.29           $340,000,000 Term Note(3)...................................

        10.30           Office Lease for 225 Bush Street, San Francisco, California
                          between OAIC Bush Street, LLC and Xoom.com, Inc. dated
                          August 13, 1999(1)........................................

        10.31           Letter Agreement by and between Xoom.com, Inc. and Edmond
                          Sanctis, dated October 19, 1999(3)........................

        10.32           Letter Agreement by and between Xoom.com, Inc. and Alan
                          Braverman, dated November 12, 1999(3).....................

        10.33           Letter Agreement by and between Xoom.com, Inc. and John
                          McMenamin, dated November 17, 1999(3).....................

        10.34           1999 Employee Stock Purchase Plan(3)........................

        10.35           Employment Agreement by and between NBC Internet, Inc. and
                          William Lansing, dated March 23, 2000.....................

        10.36           2000 Non-Qualified Stock Option Plan and form stock option agreement.................................................

        21.1            Subsidiaries of the Registrant(3)...........................

                                                                                          SEQUENTIALLY
       EXHIBIT                                                                              NUMBERED
       NUMBER           DOCUMENT                                                              PAGE
---------------------   --------                                                          ------------
        27.1            Financial Data Schedule of NBC Internet, Inc................

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