Form 10-Q
period 2000-06-30
NBC INTERNET INC
filed 2000-08-08
CIK 1089754

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-27899

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

                              /X/ Yes      / / No

    The number of shares outstanding of Registrant's Common Stock at July 31, 2000 was 37,982,078 of Class A, par value $0.0001, and 24,550,708 of Class B, par value $0.0001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NBC INTERNET, INC.
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
PART I       FINANCIAL INFORMATION

  Item 1.    Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
               June 30, 2000 and December 31, 1999.......................      1

             Condensed Consolidated Statements of Operations
               Three and six months ended June 30, 2000 and 1999.........      2

             Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 2000 and 1999...................      3

             Notes to Condensed Consolidated Financial Statements........      5

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     16

  Item 3.    Quantitative And Qualitative Disclosures About Market
               Risk......................................................     24

PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings...........................................     42

  Item 2.    Changes in Securities and Use of Proceeds...................     43

  Item 4.    Submission of matters to a vote of security holders.........     44

  Item 6.    Exhibits and Reports on Form 8-K............................     44

             Signature...................................................     45

                               NBC INTERNET, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT PAR VALUES)

                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $  137,572    $   28,095
  Short-term investments....................................     185,264       176,669
  Accounts receivable, net..................................      23,335        17,223
  Related party note receivable from NBC, current portion...      80,416        78,288
  Other current assets......................................      10,490         8,916
                                                              ----------    ----------
Total current assets........................................     437,077       309,191
Fixed assets, net...........................................      45,026        18,096
Goodwill and other intangibles, net.........................   1,925,361     1,759,473
Related party note receivable from NBC, net of current
  portion...................................................     220,965       261,712
Long-term investments.......................................     198,844       132,101
Other assets, including restricted cash of $8,942 and $8,990 as of
  June 30, 2000 and December 31, 1999, respectively.........      11,783        13,523
                                                              ----------    ----------
Total assets................................................  $2,839,056    $2,494,096
                                                              ==========    ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   14,759    $   15,687
  Accrued compensation and related expenses.................      12,805        15,293
  Other current liabilities.................................      18,109        19,627
  Amount due to related party...............................      12,643        41,792
  Deferred revenue..........................................      37,311        18,943
                                                              ----------    ----------
Total current liabilities...................................      95,627       111,342
                                                              ----------    ----------
Long-term liabilities:
  Convertible notes payable, less unamortized discount due
    to NBC and its affliates................................     378,633       371,233
  Other long-term liabilities...............................      14,984        11,737
                                                              ----------    ----------
Total long-term liabilities.................................     393,617       382,970
                                                              ----------    ----------
Stockholders' equity:
  Class A common stock......................................   1,589,257       941,775
  Class B common stock......................................   1,158,336     1,158,336
  Accumulated other comprehensive income (loss).............     (19,011)        4,994
  Deferred compensation.....................................     (18,561)       (4,121)
  Accumulated deficit.......................................    (360,209)     (101,200)
                                                              ----------    ----------
Total stockholders' equity..................................   2,349,812     1,999,784
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $2,839,056    $2,494,096
                                                              ==========    ==========

                            See accompanying notes.

                               NBC INTERNET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                           --------------------   --------------------
                                                             2000        1999       2000        1999
                                                           ---------   --------   ---------   --------
Net revenue:
  Advertising revenue....................................  $  25,272   $ 3,210    $  49,723   $  4,975
  E-commerce revenue.....................................      5,190     3,315       10,862      5,972
                                                           ---------   -------    ---------   --------
Total net revenue........................................     30,462     6,525       60,585     10,947
                                                           ---------   -------    ---------   --------

Cost of net revenue:
  Cost of advertising revenue............................     10,457     1,113       17,055      1,850
  Cost of e-commerce revenue.............................      2,466     2,607        5,264      4,649
                                                           ---------   -------    ---------   --------
Total cost of net revenue................................     12,923     3,720       22,319      6,499

Gross profit.............................................     17,539     2,805       38,266      4,448
                                                           ---------   -------    ---------   --------

Operating expenses:
  Operating and development..............................     16,145     1,010       28,059      1,774
  Sales and marketing....................................     23,060     4,607       41,744      6,689
  General and administrative.............................     16,603     2,043       28,188      3,666
  Promotion and advertising provided by NBC..............     18,011        --       38,073         --
  Amortization of deferred compensation..................      3,782       175        4,868        405
  Purchased in-process research and development..........      3,768     2,603        3,768      2,603
  Amortization of intangible assets......................     94,843     1,442      164,551      2,304
                                                           ---------   -------    ---------   --------
Total operating expenses.................................    176,212    11,880      309,251     17,441

Loss from operations.....................................   (158,673)   (9,075)    (270,985)   (12,993)

Other income (expense):
  Interest income........................................     10,683     2,368       19,801      3,008
  Interest expense.......................................     (3,913)      (35)      (7,825)       (65)
                                                           ---------   -------    ---------   --------

Net loss.................................................  $(151,903)  $(6,742)   $(259,009)  $(10,050)
                                                           =========   =======    =========   ========

Net loss per share--basic and diluted....................  $   (2.47)  $ (0.40)   $   (4.41)  $  (0.66)
                                                           =========   =======    =========   ========

Number of shares used in per share
  calcuation--basic and diluted..........................     61,444    16,777       58,723     15,288
                                                           =========   =======    =========   ========

                            See accompanying notes.

                               NBC INTERNET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Cash provided by (used in) operating activities:
    Net loss................................................  $(259,009)  $(10,050)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Receipt of equity in exchange for services provided...    (16,143)        --
      Purchased in-process research and development.........      3,768      2,603
      Depreciation and amortization.........................    174,968      3,417
      Issuance of common stock and stock options to
        directors and consultants...........................         --        458
      Changes in operating assets and liabilities, net of
        business combinations:
        Accounts receivable.................................    (10,768)    (1,510)
        Inventories.........................................         --       (471)
        Other current assets................................       (438)    (2,136)
        Other assets........................................      4,374       (653)
        Accounts payable....................................     (2,468)     2,287
        Accrued compensation and related expenses...........     (2,604)       604
        Other accrued liabilities...........................    (28,645)        35
        Deferred revenue....................................     14,928       (342)
                                                              ---------   --------
    Net cash used in operating activities...................   (122,037)    (5,758)
                                                              ---------   --------

Cash provided by (used in) investing activities:
    Purchases of fixed assets...............................    (28,029)    (2,907)
    Purchases of short-term and long-term investments.......   (181,505)  (162,528)
    Maturities of short-term and long-term investments......    107,657      7,500
    Business combinations, net of cash acquired.............     (6,161)      (975)
                                                              ---------   --------
    Net cash used in investing activities...................   (108,038)  (158,910)
                                                              ---------   --------

Cash provided by (used in) by financing activities:
    Proceeds from issuance of common stock..................    284,756    166,597
    Proceeds from exercise of stock options.................     16,487      1,182
    Proceeds from note receivable...........................     38,619         --
    Payments of notes payable and capital lease
      obligations...........................................       (310)      (268)
                                                              ---------   --------

    Net cash provided by financing activities...............    339,552    167,511

    Net increase in cash and cash equivalents...............    109,477      2,843

    Cash and cash equivalents at beginning of period........     28,095     54,575
                                                              ---------   --------

    Cash and cash equivalents at end of period..............  $ 137,572   $ 57,418
                                                              =========   ========

                            See accompanying notes.

                               NBC INTERNET, INC.

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Supplemental disclosures:

Non-cash transactions:

      Investments in corporate securities received in
        connection with media contracts.....................  $ 26,369   $ 5,000
                                                              ========   =======
      Value of shares received upon cashless exercise of
        warrant.............................................  $  1,988   $    --
                                                              ========   =======
      Deferred compensation resulting from grant
        of stock options to Company employees...............  $ 12,460   $    --
                                                              ========   =======
      Deferred compensation resulting from grant or
        restricted
        stock to employees of acquired companies............  $  6,847   $    --
                                                              ========   =======
      Issuance of common stock in conjuction with business
        and
        technology acquisitions.............................  $334,165   $60,410
                                                              ========   =======
Cash flow information:

      Cash paid for interest................................  $     20   $    32
                                                              ========   =======

                            See accompanying notes.

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    NBC Internet, Inc. ("NBCi" or the "Company") is a next-generation, integrated media company, connecting buyers and sellers through premier portal, entertainment, utility and e-commerce services. The Company generates revenues primarily from online, television and radio advertising and e-commerce services designed to deliver a comprehensive online experience to a global audience.

    NBCi was formed as the result of several transactions that occurred on November 29 and 30 of 1999, pursuant to which Xoom.com, Inc. ("Xoom.com") and SNAP! LLC ("Snap") became wholly-owned subsidiaries of NBCi, and NBCi became the owner of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com ("NBC Multimedia Division") and a 10% ownership interest in CNBC.com LLC. Xoom.com was treated as the accounting acquiror and the financial information in the accompanying unaudited financial statements includes Xoom.com's results for the three and six months ended June 30, 1999 and the consolidated results of operations of Xoom.com, Snap and NBC Multimedia Division for the three- and six-month periods ended June 30, 2000.

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2000 and December 31, 1999, the consolidated results of its operations for the three- and six-month periods ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. All significant inter-company transactions and balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the Company's audited 1999 financial statements, including the notes thereto, and the other information set forth therein included in the Company's 1999 Annual Report filed on Form 10-K. Consolidated operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000 or other future periods.

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

CALCULATION OF NET LOSS PER SHARE

    The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128"). In accordance with SFAS 128, basic net income (loss) per share excludes dilutive common stock equivalents and is calculated as net income (loss) divided by the weighted average number of Class A and Class B common shares outstanding. Since each share of Class B common stock is convertible into one share of Class A common stock, the total of the weighted average number of common shares for both classes of common stock is considered in the computation of net loss per share. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants were excluded from the net loss per share calculations as their effect would be antidilutive.

REVENUE RECOGNITION

    ADVERTISING REVENUE. A significant portion of the Company's advertising revenue is derived from the sale of promotional space on the Company's online Internet properties. Services offered range from short-term banner advertisements and sponsorships to long-term arrangements, which may include the development of co-branded, integrated Web sites. Revenue derived from such arrangements is recognized during the period in which the service is delivered, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent that the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Advertising revenue is also generated from integrated media sales, in which the Company sells integrated promotional space on television advertising purchased from NBC and radio advertising purchased from third parties. Aggregate revenue derived from these arrangements during the three- and six-month periods ended June 30, 2000 was $1.9 million and $3.9 million, respectively. Revenue from integrated media sales is recognized in the period in which the advertisements are aired and is included in advertising revenue. There was no revenue from television and radio advertising during the three and six months ended June 30, 1999.

    E-COMMERCE REVENUE. The Company recognizes revenue from e-commerce sales when the products are shipped to customers or when contractual obligations related to e-mail marketing campaigns are met. The Company provides for potential product returns and estimated warranty costs in the period of the sale. Such costs have been minimal to date.

    BARTER TRANSACTIONS. The Company trades advertisements on its online properties and from its on-air inventory in exchange for either equity ownership in certain of its customers or advertising in other media. The Company also trades advertisements on its online properties and from its on-air inventory in exchange for advertisements on the online properties of other companies. In accordance with Emerging Issues Task Force Issue 99-17, "Accounting for Advertising Barter Transactions," revenue derived from these arrangements is recorded at the fair value of services provided or the fair value of the services or equity ownership received, whichever is more reliably determinable at the time of the transaction. Revenue from barter transactions is recognized when advertisements are delivered on the Company's online properties, displayed on television or aired on radio. Total revenue derived from the exchange of media and advertising services for equity was $7.5 million and $14.4 million for the three and six months ended June 30, 2000, respectively. Total revenue derived from the exchange of media and advertising services for advertising in other media totaled $1.2 million and $1.7 million for the three and six months ended June 30, 2000, respectively. The Company did not record any revenue from barter transactions during the three or six months ended June 30, 1999.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Intangible assets consist of the following (in thousands):

                                               JUNE 30,   DECEMBER 31,     LIFE
                                                 2000         1999       (MONTHS)
                                               --------   ------------   --------
Purchased technology.........................  $ 74,147     $ 46,489     24 - 60
License to use brand names...................    34,200       34,200     60 - 84
Affiliate and other contracts................    32,261       31,400     24 - 48
Acquired workforce...........................     4,486        3,802     24 - 48
Membership...................................     3,443           --       24
                                               --------     --------
Intangible assets............................   148,537      115,891
Less: Accumulated amortization...............   (14,121)      (2,472)
                                               --------     --------
Intangible assets, net.......................  $134,416     $113,419
                                               ========     ========

                                               JUNE 30,    DECEMBER 31,     LIFE
                                                 2000          1999       (MONTHS)
                                              ----------   ------------   --------
Goodwill....................................  $1,979,098    $1,681,922     24--84
Less: Accumulated amortization..............    (188,153)      (35,868)
                                              ----------    ----------
Goodwill, net...............................  $1,790,945    $1,646,054
                                              ==========    ==========

    Intangible assets result from acquisitions accounted for under the purchase method (See note 2). Amortization of intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned intangible assets or render the intangibles not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the intangibles are impaired. To date, no impairment losses have been recorded.

RECLASSIFICATIONS

    The Company has reclassified the presentation of certain prior year balance sheet, statement of operations and statement of cash flows information to conform to the current year presentation. These reclassifications had no effect on the Company's previously reported financial positions or results of operations.

2.  BUSINESS COMBINATIONS

    The financial information presented in the accompanying financial statements gives effect to each completed acquisition from the date the acquisition was consummated. The Company completed the following business acquisitions during the six months ended June 30, 2000:

        CATALYST ADVISORS, INC. On February 14, 2000, the Company acquired 100% of the outstanding shares of Catalyst Advisors, Inc., a company that provides real-time financial newswires for active online investors. The purchase consideration consisted of 123,737 shares of the Company's Class A common stock at a fair value of $68.69 per share and acquisition costs of approximately $60,000.

        ALLBUSINESS.COM, INC. On March 7, 2000, the Company acquired 100% of the outstanding shares of AllBusiness.com, Inc., a Web service designed to be a virtual partner for small and growing businesses. The purchase consideration consisted of 4,083,021 shares of the Company's Class A common stock at a fair value of $52.54 per share, the assumption of 997,896 options at an average price of $49.76 per share and acquisition costs of approximately $3.4 million.

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

        FLYSWAT, INC. On May 31, 2000, the Company acquired 100% of the outstanding shares, options and warrants of flyswat, Inc., a company that has developed technology that creates links to relevant Internet content and commerce services on any Web site or personal document. The purchase consideration consisted of 942,868 shares of the Company's Class A common stock at a fair value of $40.65 per share, the assumption of options to purchase 198,173 shares of the Company's Class A common stock with a fair value of $39.61 per share, the assumption of warrants to purchase 13,449 shares of the Company's Class A common stock with a fair value of $40.16 per share, cash of $4.5 million and acquisition costs of approximately $537,000. The Class A common stock was valued at the average closing price three days before and three days after the acquisition was announced. The Company also recorded a write-off of in-process research and development expenses of $3.8 million. Additionally, subject to certain performance measurements, the Company will issue up to 577,207 incremental shares of its Class A common stock and additional options to purchase shares of Class A common stock. The fair value of such incremental shares will be computed upon the resolution of the contingent performance measurements, over a period of not more that six months from the acquisition date and will be released from escrow to all selling shareholders based on their relative equity interests at the date of acquisition.

        GLOBALBRAIN.NET, INC. On May 31, 2000, the Company acquired the remaining 90% of the outstanding shares and all of the outstanding options of Globalbrain.net, Inc., a company that develops search technology that passively learns and customizes search results. Prior to the acquisition date, the Company held 10% of Globalbrain.net's, Inc.'s outstanding shares. The purchase consideration, for the shares not previously owned by the Company, consisted of 293,962 shares of the Company's Class A common stock at a fair value of $20.48 per share, the assumption of options to purchase 26,868 shares of the Company's Class A common stock with a fair value of $10.03 per share and acquisition costs of approximately $310,000. Additionally, subject to certain performance measurements, the Company may issue up to 137,500 incremental shares of its Class A common stock. Upon the closing of the acquisition, the Company placed these shares into an escrow account. The fair value of such incremental shares will be computed upon the resolution of the contingent performance measurements, over a period of not more that 18 months from the acquisition date and will be released from escrow to all selling shareholders based on their relative equity interests at the date of acquisition.

    The following table summarizes the acquisitions completed by the Company during the six months ended June 30, 1999:

ENTITY NAME                     FAIR VALUE OF CONSIDERATION           DATE
-----------                 -----------------------------------   -------------
Focused Presence, Inc.....  $ 1,695   Stock                       April 1, 1999
MightyMail Networks,
  Inc.....................  $23,114   Stock and options assumed     May 3, 1999
Net Floppy, Inc...........  $ 1,440   Stock and cash                May 5, 1999
Paralogic Software
  Corporation.............  $35,396   Stock and options assumed   June 16, 1999

    All of the acquisitions described above have been accounted for as purchase business combinations and, accordingly, purchase prices have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. For the six months ended June 30, 2000 and 1999, $4.8 million and $3.5 million, respectively, of the aggregate purchase price was allocated to net tangible assets consisting primarily of cash and cash equivalents, shareholder notes receivable, other assets, property and equipment, accounts payable and accrued expenses. The historical carrying amounts of such net assets approximated their fair values. Approximately $330.5 million of the aggregate purchase price was allocated to intangible assets as follows (in thousands):

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
INTANGIBLE ASSET                                             2000       1999
----------------                                           --------   --------
Goodwill.................................................  $297,821   $49,577
Membership...............................................     3,443        --
Assembled workforce......................................       684       257
Affiliate and other contracts............................       861        --
Purchased technology.....................................    27,658     8,307
                                                           --------   -------
  Total..................................................  $330,467   $58,141
                                                           ========   =======

    For each of the acquisitions completed during the six months ended June 30, 2000, the Company placed 10% of the shares issued as part of the purchase consideration into an escrow account. These shares will be released one year from the date of the acquisition upon the expiration of certain indemnification obligations and will be released to all selling shareholders based on their relative equity interests at the time of consummation of the individual acquisitions.

    For acquisitions completed during the six months ended June 30, 1999, the Company placed a total of 74,712 of its Class A common stock into escrow accounts. As of June 30, 2000, all shares have been released from these escrow accounts.

    The results of operations of each business acquisition have been included in the Company's consolidated results of operations from the date of consummation of each individual acquisition. Results of operations for periods prior to acquisition were not material in relation to those of the Company, individually or in aggregate.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The amount allocated to purchased research and development was determined through established valuation techniques in the high-technology Internet industry (generally using an income approach) and was expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The value assigned to purchased in-process technology was determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

3.  RELATED PARTY TRANSACTIONS

    In connection with the NBCi transactions that took place on November 29 and 30, 1999 pursuant to which the Company was formed, the Company entered into the following transactions:

NOTES PAYABLE

    Two subordinated zero coupon convertible notes were issued by the Company. The convertible notes will have an aggregate principal at maturity of $486.9 million and are convertible by the holders into a total of 5,809,388 shares of Class B common stock at any time after the first anniversary of the issuance of the note. Both notes yield 4% per annum. The notes were recorded at their present value at issuance of $370.0 million. As of June 30, 2000, the total principal and interest due related to these notes was $370.0 million and $8.6 million, respectively. The convertible notes have a scheduled maturity of November 30, 2006.

NOTE RECEIVABLE

    The Company received a promissory note from NBC with a principal value of $340.0 million, due on November 30, 2003. The note bears interest at 5.4% and compounds quarterly. Principal and interest payments are received by the Company in quarterly installments of $23.8 million. As of June 30, 2000, the total principal and interest due to the Company related to this note was $301.4 million and $1.4 million, respectively. Interest due to the Company is included in other current assets.

ADVERTISING AGREEMENT WITH NBC

    The Company entered into an advertising agreement with NBC pursuant to which NBCi will purchase 15-, 30- and 60-second advertising spots valued at $405.0 million over a four-year period on the NBC television network, CNBC, MSNBC and NBC's owned and operated television stations. The advertisements are subject to standard terms and conditions generally applicable to such advertising. The advertising agreement may be terminated by NBC in the event of a change in control of NBCi, a bankruptcy event with respect to NBCi or a material breach by NBCi that is not cured within 30 days. NBCi sells a portion of the advertising it purchases from NBC to customers as part of an integrated media package as described in Note 1. Proceeds from these sales are included in advertising revenue. From the inception of this agreement through June 30, 2000, the Company had incurred $54.9 million of promotional expense related to the above agreement.

4.  FINANCIAL INSTRUMENTS

    The Company has classified all short-term and long-term marketable securities as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Interest earned, realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income.

    Short-term and long-term investments include the following securities as of June 30, 2000 and December 31, 1999 (in thousands):

                                                                     JUNE 30, 2000
                                                    -----------------------------------------------
                                                                  GROSS        GROSS      ESTIMATED
                                                                UNREALIZED   UNREALIZED     FAIR
                                                      COST        GAINS        LOSSES       VALUE
                                                    ---------   ----------   ----------   ---------
Short-term:
  Demand and money market instrument accounts.....  $  93,952     $    5      $     --    $  93,957
  Corporate bonds and notes.......................    134,840          1          (241)     134,600
  United states government agency bonds...........     44,748         --          (183)      44,565
  Foreign debt securities.........................     12,479          1           (23)      12,457
  Publicly traded equity securities...............     55,657      1,749       (20,149)      37,257
                                                    ---------     ------      --------    ---------
    Total available-for-sale securities...........    341,676      1,756       (20,596)     322,836
  Less amounts classified as cash and cash
    equivalents...................................   (137,576)        (5)            9     (137,572)
                                                    ---------     ------      --------    ---------
    Total short-term available-for-sale
      securities..................................  $ 204,100     $1,751      $(20,587)   $ 185,264
                                                    =========     ======      ========    =========
Long-term:
  Corporate bonds and notes.......................  $  30,471     $    9      $   (101)   $  30,379
  United states government agency bonds...........     28,685         50           (20)      28,715
  Foreign debt securities.........................      3,047         --           (13)       3,034
                                                    ---------     ------      --------    ---------
    Total long-term available-for-sale
      securities..................................  $  62,203     $   59      $   (134)   $  62,128
                                                    =========     ======      ========    =========

                                                                    DECEMBER 31, 1999
                                                      ----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                                 UNREALIZED   UNREALIZED     FAIR
                                                        COST       GAINS        LOSSES       VALUE
                                                      --------   ----------   ----------   ---------
Short-term:
  Market auction preferred stock....................  $  2,000     $   --       $    --    $  2,000
  Demand and money market instrument accounts.......    35,370         --           (91)     35,279
  Corporate bonds and notes.........................    70,009          1           (89)     69,921
  United states government agency bonds.............    51,473          3          (241)     51,235
  Foreign debt securities...........................     8,439         11           (13)      8,437
  Publicly traded equity securities.................    32,327      7,453        (1,888)     37,892
                                                      --------     ------       -------    --------
    Total available-for-sale securities.............  $199,618     $7,468       $(2,322)   $204,764
  Less amounts classified as cash and cash
    equivalents.....................................   (28,092)        (3)           --     (28,095)
                                                      --------     ------       -------    --------
    Total short-term available-for-sale
      securities....................................  $171,526     $7,465       $(2,322)   $176,669
                                                      ========     ======       =======    ========
Long-term:
  Corporate bonds and notes.........................  $ 14,337     $   --       $  (118)   $ 14,219
  United states government agency bonds.............     2,996         --           (31)      2,965
                                                      --------     ------       -------    --------
    Total long-term available-for-sale securities...  $ 17,333     $   --       $  (149)   $ 17,184
                                                      ========     ======       =======    ========

    The Company also invests in privately-held companies and classifies these investments as long-term investments. Also included in long-term investments are portions of certain publicly-held equity securities that are subject to Rule 144 holding period restrictions. At June 30, 2000 and December 31, 1999, these investments totaled approximately $68.2 million and $46.4 million, respectively. Additionally, as of June 30, 2000 and December 31, 1999, the Company held a long-term investment in CNBC.com LLC totaling

$68.5 million. The Company accounts for these investments using either the cost or equity methods, depending on the Company's relative ownership interest and ability to exercise control. These investments are included in other long-term investments in the accompanying balance sheets. Impairment losses on privately-held securities are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. To date, the Company has not recorded any impairment losses related to long-term investments.

5.  STOCKHOLDERS' EQUITY.

2000 STOCK OPTION PLAN

    On May 1, 2000, the Company's Board of Directors adopted the NBC
Internet, Inc. 2000 Non-Qualified Stock Option Plan (the "Plan"). The Plan authorized the grant of options for up to 2,000,000 shares of the Company's Class A common stock. The Plan is administered by the Company's compensation committee and provides for nonqualified stock options to be issued to any employee or consultant to the Company or any of its subsidiaries, other than a director or officer of the Company at an exercise price of not less than 85% of the fair value at the grant date. Option vesting schedules are determined by the Plan administrator at the time of issuance. Options generally vest over 36 to 48 months, and may provide for 25% vesting at the end of the first year and monthly vesting thereafter. In the event of a change in control, other than by NBC, each outstanding option under the Plan will automatically have its vesting accelerated by 12 months on the effective date of the corporate transaction.

1999 STOCK INCENTIVE PLAN

    On June 22, 2000, the Company's stockholders approved an amendment to the 1999 Stock Incentive Plan increasing the number of shares of the Company's Class A common stock reserved for issuance thereunder by 4,500,000 shares from 13,500,000 to 18,000,000 shares.

DEFERRED COMPENSATION

    The Company recorded deferred compensation charges of $19.3 million during the six months ended June 30, 2000. These charges were recorded to recognize the difference between the exercise price and the deemed fair value of stock options and restricted stock granted by the Company to certain key employees and employees of certain acquired companies. These amounts are being amortized by charges to operations over the vesting periods of the individual equity instruments, which range from three months to four years. There were no deferred compensation charges recorded during the six months ended June 30, 1999.

6.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes changes in the balances of items that are reported directly as a separate component of consolidated stockholders' equity on the Company's condensed consolidated balance sheets. Comprehensive loss for the three and six months ended June 30, 2000 and 1999 was as follows (in thousands):

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                      --------------------   --------------------
                                        2000        1999       2000        1999
                                      ---------   --------   ---------   --------
Net loss............................  $(151,903)  $(6,742)   $(259,009)  $(10,050)
Net unrealized gain/(loss) on
  investments.......................    (38,880)     (418)     (23,909)      (418)
Other...............................        (55)       --          (96)        --
                                      ---------   -------    ---------   --------
Comprehensive loss..................  $(190,838)  $(7,160)   $(283,014)  $(10,468)
                                      =========   =======    =========   ========

7.  LEGAL PROCEEDINGS

    In September 1998, Zoom Telephonics, Inc. filed a lawsuit against Xoom.com alleging trademark infringement and related statutory violations. The Company believes that the claims asserted by Zoom Telephonics are without merit, and intends to vigorously defend against them. In June 2000, the court by order denied Zoom Telephonics' motion for a preliminary injunction. An adverse result of the litigation could seriously harm the Company's business and results of operations, particularly if the litigation forces the Company to discontinue use of the Xoom.com mark.

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright in certain images that a third party, Sprint Software Pty Ltd, had licensed to Xoom.com. Some clip art images that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product which was licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. The Company believes the possible range of liability related to this matter is from $0 up to $10.0 million; however, the Company believes it is unlikely that the liability would exceed $1.0 million. Accordingly, the Company reserved $1.0 million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. Based on information available to date, management does not believe that the ultimate outcome of this matter will seriously harm the Company's financial position, results of operations and cash flows.

    Further, International Microcomputer Software, Inc. ("IMSI") has notified NBCi in a letter dated February 8, 2000 that it intends to make a claim for indemnification pursuant to a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline. The judgment resulted from an arbitration award pertaining to a contract between Imageline and IMSI. NBCi has notified IMSI that it denies any duty to indemnify IMSI in connection with its contractual dispute with Imageline. Additional third parties may ask NBCi to indemnify them in connection with disputes with Imageline.

    Natrificial LLC (d/b/a thebrain.com) filed a lawsuit against NBCi in April 2000 in the United States District Court, Central District of California alleging trademark infringement, violation of the Lanham Act, and unfair competition. thebrain.com alleges that NBCi's use of the Globalbrain.net, Inc. ("Globalbrain") name and logo infringes thebrain.com's "family" of brain-related trademarks. NBCi has promoted the Globalbrain name and logo on the Snap website and on television commercials for Snap search functionality. NBCi has licensed the Globalbrain technology and trademarks from Globalbrain, and has tendered defense of this claim to Globalbrain. thebrain.com has been granted a preliminary injunction and is seeking a permanent injunction against both NBCi and Globalbrain to prevent further use of the

Globalbrain marks and for damages and fees. The Company believes that this lawsuit is without merit and intends to defend this suit vigorously.

    On June 22, 2000, Sentius Corporation ("Sentius") filed a suit against flyswat, Inc. ("flyswat"), a wholly owned subsidiary of NBCi, for patent infringement. flyswat was served with the complaint on July 5, 2000. flyswat has received a written legal analysis and opinion that its products and services do not infringe Sentius's patent. NBCi and flyswat believe that this lawsuit is without merit and intend to defend this suit vigorously.

    In addition to the matters discussed above, the Company is involved in various legal matters that arise in the normal course of business. The Company believes that the ultimate resolution of the matters described above and other matters it is currently aware of will not have a material impact on its financial condition, results of operations or cash flows.

8.  SEGMENT DISCLOSURES

    The Company operates in a single industry segment as an integrated media company that combines portal, community, online, television and radio advertising and e-commerce services to deliver a comprehensive, next generation media experience to a global audience. Revenues from portal, online, television and radio advertising are included in advertising revenues. Net revenues are composed of advertising and e-commerce revenues, which represent the following percentage of total net revenues for the following periods:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                         ----------------------      ----------------------
                                           2000          1999          2000          1999
                                         --------      --------      --------      --------
Advertising............................    83.0%         49.2%         82.1%         45.4%
E-commerce.............................    17.0          50.8          17.9          54.6
                                          -----         -----         -----         -----
  Total................................   100.0%        100.0%        100.0%        100.0%
                                          =====         =====         =====         =====

    The Company's geographic sales were as follows (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,
                                              -----------------------------------
                                                   2000                 1999
                                              ---------------      --------------
United States...............................  $28,620    93.9%     $5,707    87.5%
North America, excluding United States......      794     2.6         139     2.1
Europe......................................      597     2.0         342     5.2
Asia/Pacific................................      170     0.6         127     2.0
Rest of the world...........................      281     0.9         210     3.2
                                              -------   -----      ------   -----
  Total.....................................  $30,462   100.0%     $6,525   100.0%
                                              =======   =====      ======   =====

                                                  SIX MONTHS ENDED JUNE 30,
                                             ------------------------------------
                                                  2000                 1999
                                             ---------------      ---------------
United States..............................  $57,053    94.2%     $ 9,200    84.0%
North America, excluding United States.....    1,375     2.3          376     3.5
Europe.....................................    1,436     2.4          658     6.0
Asia/Pacific...............................      337     0.5          265     2.4
Rest of the world..........................      384     0.6          448     4.1
                                             -------   -----      -------   -----
  Total....................................  $60,585   100.0%     $10,947   100.0%
                                             =======   =====      =======   =====

    Export sales were 6.1% and 12.5% of net revenue for the three months ended June 30, 2000 and 1999, respectively, and 5.8% and 16.0% of net revenue for the six months ended June 30, 2000 and 1999, respectively. For the three- and six-month periods ended June 30, 2000, no single customer accounted for greater than 10% of total accounts receivable. For the three and six months ended
June 30, 2000, one customer accounted for approximately 12.0% and 10.5% of total net revenue, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR OUR SERVICES AND PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL" AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS," PAGE 24, AS WELL AS FACTORS SET FORTH IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

    We are a next-generation, integrated media company, connecting buyers and sellers through premier portal, entertainment, utility and e-commerce services. We generate our revenues primarily from online, television and radio advertising and e-commerce services designed to deliver a comprehensive online experience to a global audience. We were organized in May 1999. As a result of transactions that occurred on November 29 and November 30 of 1999, Xoom.com and Snap became our wholly-owned subsidiaries, and we became the owners of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com and a 10% interest in CNBC.com.

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

    We have acquired and intend to continue acquiring additional companies to increase online reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we market our services. Acquisitions carry numerous risks and uncertainties, including:

    - difficulties in integrating operations, personnel, technologies, products and the information systems of the acquired companies;

    - diversion of management's attention from other business concerns;

    - risks of entering geographic and business markets in which we have little or no prior experience; and

    - potential loss of key employees.

    We cannot guarantee that we will be able to successfully integrate any business, product, technology or personnel that we have acquired or that we may acquire in the future. A failure to integrate acquired entities or assets successfully could seriously harm our business, results of operations and financial condition. In addition, we cannot guarantee that we will be successful in identifying and closing transactions with potential future acquisition candidates.

RESULTS OF OPERATIONS

    The following table presents certain condensed consolidated statements of operations data for the periods indicated as a percentage of total net revenue:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                       ----------------------      ----------------------
                                                         2000          1999          2000          1999
                                                       --------      --------      --------      --------
Net revenue:
  Advertising........................................     83.0%         49.2%         82.1%         45.4%
  E-commerce.........................................     17.0          50.8          17.9          54.6
                                                        ------        ------        ------        ------
Total net revenue....................................    100.0         100.0         100.0         100.0
                                                        ------        ------        ------        ------

Cost of net revenue:
  Cost of advertising revenue........................     34.3          17.0          28.2          16.9
  Cost of e-commerce revenue.........................      8.1          40.0           8.7          42.5
                                                        ------        ------        ------        ------
Total cost of net revenue............................     42.4          57.0          36.9          59.4

Gross profit.........................................     57.6          43.0          63.1          40.6
                                                        ------        ------        ------        ------

Operating expenses:
  Operating and development..........................     53.0          15.5          46.3          16.2
  Sales and marketing................................     75.7          70.6          68.9          61.1
  General and administrative.........................     54.5          31.3          46.5          33.5
  Promotion and advertising provided by NBC..........     59.1            --          62.9            --
  Amortization of deferred compensation..............     12.4           2.7           8.0           3.7
  Purchased in-process research and development......     12.4          39.9           6.2          23.8
  Amortization of intangible assets..................    311.4          22.1         271.6          21.0
                                                        ------        ------        ------        ------
Total operating expenses.............................    578.5         182.1         510.4         159.3

Loss from operations.................................   (520.9)       (139.1)       (447.3)       (118.7)

Other income (expense):
  Interest income....................................     35.1          36.3          32.7          27.5
  Interest expense...................................    (12.9)         (0.5)        (12.9)         (0.6)
                                                        ------        ------        ------        ------
Net loss.............................................   (498.7)%      (103.3)%      (427.5)%       (91.8)%
                                                        ======        ======        ======        ======

    NET REVENUE. Total net revenue for the three months ended June 30, 2000 was $30.5 million, an increase of approximately $24.0 million over total net revenue of $6.5 million for the corresponding period ended June 30, 1999. Total net revenue for the six months ended June 30, 2000 was $60.6 million, an increase of approximately $49.7 million over total net revenue of $10.9 million for the corresponding period ended June 30, 1999.

    ADVERTISING REVENUE. Advertising revenue includes revenue derived from the sale of promotional space on our online Internet properties and on-air mediums, including television and radio. Total advertising revenue was $25.3 million for the three months ended June 30, 2000 and $3.2 million for the corresponding period ended June 30, 1999. Total advertising revenue was $49.7 million for the six months ended June 30, 2000 and $5.0 million for the corresponding period ended June 30, 1999. The increases in both the three- and six-month periods were due primarily to an increase in our online and on-air advertising inventory as a result of acquiring additional Web properties through the NBCi transactions and entering into our on-air promotion agreement with NBC. The increases can also be attributed to growth in membership and site traffic, the expansion of our advertising sales force and an increase in the number of Web site co-branding agreements we have entered into with our strategic partners.

    An aggregate of $1.9 million related to the sale of radio and television advertising was included in advertising revenue for the three months ended
June 30, 2000 and an aggregate of $3.9 million was included in the six months ended June 30, 2000. Also included in advertising revenue for the three months ended June 30, 2000 was $7.5 million related to barter arrangements that involved the exchange of media and advertising services for equity. Barter revenue of $14.4 million was included in advertising revenue for the six months ended June 30, 2000. Barter revenue derived from the exchange of media and advertising services for advertising in other media totaled $1.2 million for the three months ended June 30, 2000 and $1.7 million for the six months ended
June 30, 2000. There was no advertising revenue derived from integrated media sales or barter arrangements during the three or six months ended June 30, 1999.

    The percentage of total net revenue attributable to advertising revenue increased to 83.0% in the three months ended June 30, 2000 from 49.2% in the corresponding period ended June 30, 1999 and to 82.1% in the six months ended June 30, 2000 from 45.4% in the corresponding period ended June 30, 1999. These increases were due primarily to an increase in the number of sites we maintain, as a result of the NBCI transactions and to a lesser extent, an increase in the number of co-branded strategic partnerships we have entered into, an increase in our site traffic and membership base and the expansion of our advertising sales force, all of which resulted in a higher volume of advertising customers. Additionally, these increases were due to a decrease in the percentage of revenue attributable to e-commerce revenue during 2000.

    E-COMMERCE REVENUE. E-commerce revenue is generated by services provided by NBCi Direct, which include online product sales, email marketing campaigns and lead generation. Total e-commerce revenue was $5.2 million for the three months ended June 30, 2000 and $3.3 million for the corresponding period ended
June 30, 1999. Total e-commerce revenue was $10.9 million for the six months ended June 30, 2000 and $6.0 million for the corresponding period ended
June 30, 1999. These increases in e-commerce revenue were primarily related to an increase in our membership base which facilitated an increase in the volume of our e-list sales made through NBCi Direct, and to a lesser extent, an increase in our lead generation arrangements and in the volume and variety of products sold online.

    The percentage of total net revenue attributable to e-commerce revenue decreased to 17.0% in the three months ended June 30, 2000 from 50.8% in the corresponding period ended June 30, 1999 and to 17.9% in the six months ended June 30, 2000 from 54.6% in the corresponding period ended June 30, 1999. These decreases were due to the fact that e-commerce revenue grew at a less rapid rate than advertising revenue during 2000, which was primarily the result of our transition from a lower-margin dealer model, whereby we recognized the full value of a sale as revenue with the corresponding cost being included in cost of revenue, to a higher-margin broker model, whereby we recognize only the transaction fee or commission as revenue as well as a substantial increase in our advertising inventory and a related rise in revenue and advertising revenue generated by the launch of NBCi.com, our broadband internet portal service.

    COST OF NET REVENUE. Total cost of net revenue for the three months ended June 30, 2000 was $12.9 million, an increase of approximately $9.2 million over total cost of net revenue of $3.7 million for the corresponding period ended June 30, 1999. Total cost of net revenue for the six months ended June 30, 2000 was $22.3 million, an increase of approximately $15.8 million over total cost of net revenue of $6.5 million for the corresponding period ended June 30, 1999.

    COST OF ADVERTISING REVENUE. Cost of advertising revenue consists primarily of bandwidth and hosting charges related to the operation of our Web sites, the cost of procuring content for our online properties, employee-related expenses and depreciation. Total cost of advertising revenue was $10.5 million for the three months ended June 30, 2000 and $1.1 million for the corresponding period ended June 30, 1999. Total cost of advertising revenue was $17.1 million for the six months ended June 30, 2000 and $1.9 million for the corresponding period ended June 30, 1999. These increases can be attributed primarily to additional costs that arose concurrently with the significant increase in the number of our online properties and the resulting increase in bandwidth and hosting charges, quantity and total cost of content and the number of employees needed to support our Web sites.

    As a percentage of advertising revenue, cost of advertising revenue increased to 41.4% in the three months ended June 30, 2000 from 34.7% in the corresponding period ended June 30, 1999. This increase was primarily the result of the inclusion of costs of advertising revenue generated by AllBusiness.com as well as an increase in the utilization of content on our online properties subsequent to the consummation of the NBCi transactions. As a percentage of advertising revenue, cost of advertising revenue decreased to 34.3% in the six months ended June 30, 2000 from 37.2% in the corresponding period ended
June 30, 1999. This decrease during the six-month period ended June 30, 2000 was the result of our advertising revenues growing more rapidly than the cost of advertising revenue during the first quarter of 2000 that offset the increase in cost of advertising revenue as a percent of advertising revenue during the second quarter of 2000.

    COST OF E-COMMERCE REVENUE. Cost of e-commerce revenue consists primarily of product fulfillment fees and outbound shipping and handling costs. Total cost of e-commerce revenue decreased to $2.5 million for the three months ended
June 30, 2000 from $2.6 million the corresponding period ended June 30, 1999. Total cost of e-commerce revenue increased to $5.3 million for the six months ended June 30, 2000 from $4.6 million for the corresponding period ended
June 30, 1999. Cost of e-commerce revenue remained consistent during the three- and six-month periods ended June 30, 2000 and 1999. This was due to the cost of product fulfillment, which makes up the majority of our cost of e-commerce revenue, remaining fairly consistent in the first two quarters of 2000 and 1999 due to consistent product sales.

    As a percentage of e-commerce revenue, cost of e-commerce revenue decreased to 47.5% in the three months ended June 30, 2000 from 78.6% in the corresponding period ended June 30, 1999 and decreased to 48.5% in the six months ended
June 30, 2000 from 77.8% in the corresponding period ended June 30, 1999. These decreases were primarily a result of our transition from a lower-margin dealer model, to a higher-margin broker model. This transition resulted in lower costs and higher margins associated with our online product sales. Additionally, our costs of e-commerce revenue during 2000 included a larger percentage of costs associated with revenue generated through our e-list and direct marketing services, which have a more favorable margin than online product sales.

    OPERATING AND DEVELOPMENT EXPENSES. Operating and development expenses consist primarily of costs related to the enhancement and modification of our online properties, including payroll and other employee-related expenses for development and network operations personnel. Also included in operating and development expenses are depreciation, the costs of contract labor and costs associated with new development operations to improve our online properties. Operating and development expenses were $16.1 million for the three months ended June 30, 2000 and $1.0 million for the corresponding period ended June 30, 1999. Operating and development expenses were $28.1 million for the six months ended June 30, 2000 and $1.8 million for the corresponding period ended June 30, 1999. These increases were primarily due to higher payroll and related expenses caused by additional headcount and an increase in the functionality and number of online properties that we develop, modify and maintain, and to a lesser extent, an increase in depreciation expense resulting from the expansion of our infrastructure.

    Operating and development expenses increased as a percentage of total net revenue to 53.0% in the three months ended June 30, 2000 from 15.5% in the corresponding period ended June 30, 1999 and to 46.3% in the six months ended June 30, 2000 from 16.2% in the corresponding period ended June 30, 1999. These increases were due to spending for operating and development growing at a higher rate than net revenues as a result of a significant increase in headcount and the number of our online properties subsequent to the consummation of the NBCi transactions.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of payroll and related expenses for personnel engaged in sales, costs associated with directing traffic to our online properties from other Web sites and advertising and promotional distribution expenditures other than NBC advertising and promotions. Sales and marketing expenses were $23.1 million for the three months ended June 30, 2000 and $4.6 million for the corresponding period ended June 30, 1999. Sales and marketing expenses were $41.7 million for the six months ended June 30, 2000 and $6.7 million for the corresponding period ended June 30, 1999. These increases were due primarily to an increase in personnel and related expenses resulting from the significant increase in our business development and sales forces required to continue to implement our sales and marketing strategy, as well as an increase in costs related to directing users to our online properties and other promotional and advertising expenses.

    Sales and marketing expenses increased as a percentage of total net revenue to 75.7% in the three months ended June 30, 2000 from 70.6% in the corresponding period ended June 30, 1999 and increased to 68.9% in the six months ended
June 30, 2000 from 61.1% in the corresponding period ended June 30, 1999. These increases were due to a more rapid increase in sales and marketing expense than total net revenue, which was the result of significant growth in our sales and business development forces and increased branding, marketing and promotional expenditures.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of payroll and related expenses for general corporate functions, including finance, accounting, legal, corporate development, human resources, investor relations and administration, as well as outside legal and accounting services and facilities-related expenses. General and administrative expenses were $16.6 million for the three months ended June 30, 2000 and $2.0 million for the corresponding period ended June 30, 1999. General and administrative expenses were $28.2 million for the six months ended June 30, 2000 and $3.7 million for the corresponding period ended June 30, 1999. These increases were primarily due to increases in the number of general and administrative personnel, as well as increases in professional services and facilities-related expenses, including rent, to support the growth of our operations.

    General and administrative expenses increased as a percentage of total net revenue to 54.5% in the three months ended June 30, 2000 from 31.3% in the corresponding period ended June 30, 1999 and to 46.5% in the six months ended June 30, 2000 from 33.5% in the corresponding period ended June 30, 1999. These increases were due to general and administrative expenses growing at a higher rate than net revenue, mainly as a result of the significant increase in headcount subsequent to the consummation of the NBCi transactions in November 1999.

    PROMOTION AND ADVERTISING PROVIDED BY NBC. Promotion and advertising provided by NBC consists of charges incurred in connection with an advertising agreement entered into with NBC upon consummation of the NBCi transactions in November 1999, pursuant to which we agreed to purchase advertising spots with an aggregate value of $405.0 million over a four-year period. We recorded
$18.0 million in promotion and advertising expense for the three months ended June 30, 2000, and $38.1 million for the six months ended June 30, 2000. We did not record any promotion and advertising expense related to NBC promotions in the six months ended June 30, 1999 as the agreement to purchase advertising from NBC had not yet been consummated.

    AMORTIZATION OF DEFERRED COMPENSATION. We recorded $3.6 million of deferred stock compensation charges during the three months ended June 30, 2000 and $19.3 million of deferred stock compensation charges during the six months ended June 30, 2000. We did not record any deferred compensation charges during the three- or six-month periods ended June 30, 1999. These charges were recorded to recognize the difference between the exercise price and the deemed fair value of stock options and restricted stock we granted to certain key employees and employees of certain acquired companies. These amounts are being amortized by charges to operations over the vesting periods of the individual equity instruments, which range from three months to four years.

    Amortization of deferred compensation reflects the amortization of deferred compensation charges resulting from employee stock option and restricted stock grants. Amortization of deferred compensation totaled $3.8 million for the three months ended June 30, 2000 and $175,000 for the corresponding period ended
June 30, 1999. Amortization of deferred compensation totaled $4.9 million for the six months ended June 30, 2000 and $405,000 for the corresponding period ended June 30, 1999. These increases were the result of the additional non-cash stock compensation charges recorded in the first and second quarters of 2000 related to the hiring of certain key executives.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. We recorded purchased in-process research and development charges of $3.8 million during the three- and six-month periods ended June 30, 2000 and $2.6 million during the three- and six-month periods ended June 30, 1999. Charges incurred during 2000 were recognized in connection with the acquisition of flyswat. Charges incurred during the six months ended June 30, 1999 were recognized in connection with the acquisitions of MightyMail Networks, Inc. and Paralogic Software Corporation.

    In each acquisition, the amounts allocated to purchased in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. Values assigned to purchased in-process research and development were determined through independent third-party valuations. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets totaled $94.8 million during the three months ended June 30, 2000 and $1.4 million during the corresponding period ended June 30, 1999. Amortization of intangible assets totaled $164.6 million during the six months ended
June 30, 2000 and $2.3 million during the corresponding period ended June 30, 1999. These increases during 2000 were primarily the result of amortization of goodwill and other intangibles related to the NBCi transactions, amortized over periods ranging from 36 to 84 months. To a lesser extent, the additional amortization expense during 2000 is related to acquisitions entered into subsequent to June 30, 1999, including the acquisitions of LiquidMarket, Private One, Catalyst Advisors Group, AllBusiness.com, Husdawg Communications, Globalbrain.net, and flyswat amortized over periods ranging from 24 to 60 months. The amortization of intangibles during the six months ended June 30, 1999 was associated with the acquisitions of Paralogic Corporation, Global Bridges Technologies, Pagecount, Net Floppy, MightyMail Networks and Focused Presence as well as the purchase of certain assets of Revolutionary Software, amortized over periods ranging from 24 to 42 months.

    INTEREST INCOME. Interest income primarily represents interest we earned on our cash balances, marketable securities and additionally, during 2000, the interest earned on our $340.0 million note receivable from NBC. We earned
$10.7 million of interest income during the three months ended June 30,

2000 and $2.4 million during the corresponding period ended June 30, 1999. We earned $19.8 million of interest income during the six months ended June 30, 2000 and $3.0 million during the corresponding period ended June 30, 1999. These increases are primarily due to the interest earned on our $340.0 million note receivable from NBC issued as a part of the NBCi transactions, as well as the interest earned on cash received from our follow-on offering completed in February 2000, which netted proceeds of $280.1 million.

    INTEREST EXPENSE. Interest expense represents interest charges related to notes payable and capital lease obligations and additionally, during 2000, the interest charges related to our two convertible notes payable to NBC, which have a total principle value of $370.0 million. We incurred $3.9 million of interest expense during the three months ended June 30, 2000 and $35,000 during the corresponding period ended June 30, 1999. We incurred $7.8 million of interest expense during the six months ended June 30, 2000 and $65,000 during the corresponding period ended June 30, 1999. These increases were due primarily to the interest expense incurred related to the two convertible notes payable to NBC, which were issued as a component of the NBCi transactions consummated in November of 1999.

    NET LOSS.  Our net loss was $151.9 million for the three months ended
June 30, 2000 and $6.7 million in the corresponding period ended June 30, 1999. Our net loss was $259.0 million for the six months ended June 30, 2000 and $10.1 million in the corresponding period ended June 30, 1999. These increases in net loss were due primarily to an increase in the amortization of intangible assets associated with goodwill and other intangibles related to the NBCi transactions and the expense associated with promotion and advertising provided by NBC. To a lesser extent, the increases in net loss were due to increases in operating expenses including operating and development costs, sales and marketing costs and general and administrative costs, offset by an increases in revenues and interest income.

    INCOME TAXES. For the three and six months ended June 30, 2000 and 1999, we did not recognize the tax benefit of our operating losses. We believe the resulting deferred tax assets are not realizable on a more likely than not basis.

    FUTURE TRENDS. We believe that our operating expenses, including operating and development, sales and marketing and general and administrative expenses, will increase in future periods as we continue to expand our operations and development initiatives, as well as augment our sales and promotional efforts. Additionally, amortization of intangible assets is expected to increase significantly in conjunction with potential business acquisitions being made as a part of our continuing effort to increase our online reach and membership.

    LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations primarily from proceeds received from the Xoom.com initial public offering in December 1998, a secondary offering in April 1999, the issuance of 960,028 shares of Xoom.com common stock to NBC in July 1999 and our follow-on offering, which was completed in February 2000.

    As of June 30, 2000, we had cash, cash equivalents, short- and long-term investments and restricted cash totaling $356.5 million. We regularly invest these excess funds in short-term money market funds, government and foreign securities and commercial paper. Additionally, we had short-term investments in public equity securities of $37.3 million and other long-term investments of $136.7 million.

    Net cash used in operating activities was $122.0 million during the six months ended June 30, 2000 and $5.8 million during the six months ended
June 30, 1999. Cash used in operating activities in the first six months of 2000 was primarily the result of the net loss of $259.0 million, an increase in accounts receivable of $10.8 million, an increase in other assets of $4.4 million, decreases in accounts payable and accrued compensation expenses totaling $5.1 million and a decrease in other accrued liabilities of $28.6 million related to the payment of NBC advertising and promotional expense, partially offset by depreciation and amortization of $175.0 million, and an increase in deferred revenue of $14.9 million due primarily to the receipt of equity instruments in exchange for services to be performed. Cash used in operating activities in the six months ended June 30, 1999 was primarily the result of net losses of $10.1 million, and an increase in accounts receivable of $1.5 million related to the growth of advertising revenues, partially offset by depreciation and amortization $3.4 million and in-process research and development charges of $2.6 million related to acquisitions and an increase in accounts payable and accrued compensation expense totaling $2.9 million as a result of the growth of our business.

    Net cash used in investing activities was $108.0 million during the six months ended June 30, 2000 and $158.9 million during the six months ended
June 30, 1999. Cash used in investing activities during the six months ended June 30, 2000 was primarily the result of the purchase of investments of $181.5 million and fixed asset additions of $28.0 million, partially offset by the maturity of investments of $107.7 million. Cash used in investing activities during the six months ended June 30, 1999 was used primarily to purchase fixed assets of $2.9 million and short-term investments of $162.5 million. From time to time, we expect to evaluate the acquisition of products, businesses and technologies that complement our business. These acquisitions may involve the use of cash investments.

    Net cash provided by financing activities was $339.6 million during the six months ended June 30, 2000 and was $167.5 million during the corresponding period ended June 30, 1999. Cash provided by financing activities in the six months ended June 30, 2000 was attributable primarily to proceeds from the issuance of our Class A common stock totaling $284.8 million, net of issuance costs, proceeds totaling $16.5 million from the exercise of stock options and proceeds from our note receivable from NBC of $38.6 million, partially offset by the repayment of notes payable and capital lease obligations of $310,000. Cash provided by financing activities in the six months ended June 30, 1999 was primarily related to the proceeds from the Xoom.com secondary public offering, partially offset by the repayment of notes payable of $268,000.

    As set forth in the consolidated statements of operations, we experienced net losses for the three- and six-month periods ended June 30, 2000 and 1999. We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition," or SAB No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The SEC is expected to issue additional guidance related to SAB 101, upon which time, we will assess its impact in conjunction with guidance previously issued.

    In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs." This Issue addresses whether specific types of costs incurred in developing a Web site should be capitalized. We are currently evaluating this issue and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows in future periods. EITF 00-2 is effective for costs incurred after June 30, 2000.

    In March 2000, the EITF reached a consensus on Issue 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services." This Issue addresses the date on which a grantee should use to measure the fair value of the equity instruments received and how the grantee should account for an increase in fair value as a result of reaching designated performance milestones. We have considered the guidance set forth in this Issue and do not believe that it will affect our current accounting treatment being used for transactions in which we receive equity in conjunction with providing services.

    In July 2000, the EITF reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This Issue addresses how amounts billed to customers for shipping and handling should be classified in the financial statements. We have considered the guidance set forth in this Issue and do not believe that it will have a material affect on our financial position, results of operations or cash flows in future periods.

    In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. We have considered the guidance set forth in this Issue and do not believe that it will have a material affect on our financial position, results of operations or cash flows in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is confined principally to the impact of interest rate changes and changes in the market values of our investments.

    Our exposure to interest rate risk relates primarily to our portfolio of short- and long-term cash investments, our note receivable from NBC and our convertible notes payable to NBC. We do not use derivative financial instruments in our portfolio. We invest primarily in instruments issued by high quality financial institutions and companies including demand and money market instruments and debt issued by corporations. All of our investments have maturities of less than two years. Investments in fixed and floating rate interest earning instruments carry interest rate risk in that the fair value of fixed rate securities may be adversely impacted if interest rates rise while floating rate securities may produce less interest income if interest rates fall. A hypothetical 100 basis point increase in interest rates would result in an approximate $3.1 million decrease in the fair value of our debt securities classified as available-for-sale. Because the interest rates on the note receivable from NBC and convertible note payable to NBC are fixed, an increase in interest rates causes the fair value of the note receivable and the convertible note payable to decline and a decrease in interest rates has the opposite effect. A hypothetical 100 basis point increase in interest rates would result in a $5.3 million decrease in the fair value of the note receivable from NBC and a $14.9 million increase in the fair value of the note payable to NBC.

    We invest in equity securities of privately-held companies for the promotion of business and strategic objectives. These investments are generally in companies in the Internet industry. These investments are included in long-term investments and are accounted for using either the cost or equity methods, depending on our relative ownership interest and ability to exercise control. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. To date, we have not recorded any impairment losses.

CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

    This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below.

OUR FAILURE TO SUCCESSFULLY INTEGRATE THE OPERATIONS OF XOOM.COM, SNAP OR THE INTERNET BUSINESSES CONTRIBUTED BY NBC AND OTHER RECENT ACQUISITIONS COULD SERIOUSLY HARM OUR OPERATIONS

    Our success will depend substantially on whether Xoom.com, Snap or the Internet businesses contributed by NBC and other recent acquisitions can be integrated by us in an efficient and effective manner. We can provide no assurance that this will occur. The combination of our online properties will require, among other things, the technological integration of our Web sites, which include NBCi.com, Xoom.com, Snap.com, NBC.com, NBC-IN.com, VideoSeeker.com and AllBusiness.com and the coordination of the sales, marketing or research and development efforts of Xoom.com, Snap or the Internet businesses contributed by NBC and other recent acquisitions.

    Some of the factors contributing to the risks attendant to integration are:

    - difficulties and expenses of integrating operations, technology and personnel into our operations while preserving the goodwill of our businesses;

    - the additional financial resources that may be needed to fund our operations;

    - the potential disruption caused to the businesses of Xoom.com, Snap or the Internet businesses contributed by NBC and other recent acquisitions by the need to dedicate management and other resources to completing the transactions;

    - our ability to retain employees; and

    - the difficulty of creating and maintaining uniform standards, controls, procedures and policies.

    We cannot assure you that we will be able to integrate our businesses smoothly or successfully. The integration of operations will continue to require significant management resources, which may distract attention from our day-to-day operations.

IF OUR INVESTMENT OF RESOURCES IN DEVELOPING AND PROMOTING OUR ONLINE BRAND IS NOT SUCCESSFUL, THE RESULTS OF OUR OPERATIONS COULD BE SERIOUSLY HARMED

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

    In June 2000, we announced an initiative to phase out our Snap.com, Videoseeker.com and Xoom.com brands by the end 2000 and consolidate them into a flagship NBCi.com brand. This initiative could harm our revenues as a result of the loss of brand identification and equity associated with phased-out brands, to the extent that e-commerce customers, partners and adverstisers do not fully transition to the NBCi.com brand. Our efforts to build the new brand may not be successful. All of these factors could severely harm our future operating results. In particular, we expect that our new initiative may lead to reduced revenues and earnings for the remainder of 2000 as the NBCi.com brand rollout is implemented.

    Further, we have agreed to purchase at least $405.0 million of promotional services from NBC over a four-year period to develop and promote our online brands as well as our products and services. Our results of operations could be seriously harmed if this investment of financial and other resources in developing and promoting our online brands does not generate a corresponding increase in net revenue, or if the expense of developing and promoting our online brands becomes excessive.

WE CANNOT ASSURE YOU THAT WE WILL BE PROFITABLE BECAUSE OUR BUSINESSES HAVE LIMITED OPERATING HISTORIES AND A HISTORY OF LOSSES

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

    In the near-term, a substantial portion of our net revenue is expected to be from short-term advertising contracts, usually one to two months in length. As a result, our quarterly operating results will be a function of the contracts we enter into within the quarter and our ability to adjust spending in light of any net revenue shortfalls. Thus, the cancellation of even a small number of advertising contracts could significantly affect our operating results. Our operating expenses are likely to increase significantly over the near term. To the extent that our expenses increase but our revenues do not, our business, operating results and financial condition may be seriously harmed.

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

OUR ADVERTISING REVENUE MAY BE AFFECTED BY THE LOSS OF TRAFFIC ON OUR WEB SITES

    Advertising revenue is linked to the level of traffic on our Web sites, so if traffic is less than the level expected by our advertising customers, revenue from this source could be reduced. We have some advertising contracts that include a guaranteed minimum number of impressions on our Web sites. Reduced traffic on our Web sites would cause us to fall short in meeting these minimum requirements and, as a result, we may give credits to our advertisers and reduce advertising rates, which would lead to a reduction in our revenue from advertising. For example, our average daily page views decreased from 33,634 during the quarter ended March 31, 2000 to 32,770 during the quarter ended
June 30, 2000.

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

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS

    The market for Internet products and services is highly competitive. Generally, there are no substantial barriers to entry in these markets; however, the ability to secure financial resources necessary to promote brand awareness is increasingly becoming a barrier to entry in the market in which we compete. We expect that competition will continue to intensify. Negative competitive developments could seriously harm our business and the trading price of our Class A common stock. In addition, our competitors may have superior or more attractive product offerings.

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

    Our carriage agreement with CNET limited CNET's ability to compete with Snap in providing a broad based information, navigation and content aggregation service. These restrictions, however, no longer applied after May 9, 2000. As a result, CNET could become a competitor of Snap. Competition from CNET could seriously harm our business.

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

    We will face increased competition with other entities for desirable acquisition targets. Like several of our competitors and other Internet companies, we expect to issue common stock in future acquisitions. If the market price of our Class A common stock suffers declines disproportionate relative to our competitors or fails to keep pace with any increases in the price of the stock of our competitors, we may not be able to compete with other entities for desirable acquisition candidates. Our inability to acquire complementary businesses, products and technologies may seriously harm our business and results of operations.

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

    A part of our business model relies on using our community platform and membership base to generate revenues from different sources. To be profitable, we will need to provide goods and services that are attractive to our members, advertisers and vendors. We previously relied on member-generated content and the "grassroots" voluntary promotional efforts of our members to develop and maintain our profile as a community site. A decline in voluntary promotional activities by the members or member-generated content could make our community services less attractive.

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

    Any of the events listed above could cause interference, delays, service interruptions or suspensions in our business, and as a result, seriously harm our business and results of operations.

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

    DISTRIBUTION RELATIONSHIPS: In order to create traffic for our online properties and make them more attractive to advertisers and consumers, we have distribution agreements and informal relationships with leading Web browser providers and portals, operators of online networks and leading Web sites, manufacturers of Internet devices and computer manufacturers. These distribution arrangements typically are not exclusive, and may be terminated upon little or no notice. Third parties that provide distribution typically charge fees or otherwise impose additional conditions on the listing of our online properties. Any failure to cost-effectively obtain distribution could seriously harm our business, results of operations and financial condition.

PLANNED INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS THAT COULD SERIOUSLY HARM OUR RESULTS OF OPERATIONS

    We have been establishing and may continue establishing operations or form business partnerships in other parts of the world. We have very limited experience in international markets and may not be able to compete effectively in international markets. The expansion of operations into international markets will require substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce desired levels of revenue. In addition, international operations are subject to other inherent risks and problems, including:

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

    - use of third party content made available through our Web sites or through content and material posted by members on their home pages or in chat rooms and bulletin boards; and

    - damages arising from the use or misuse of the free e-mail services we offer.

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

WE COULD FACE LIABILITY FROM LEGAL PROCEEDINGS OF OUR SUBSIDIARIES THAT COULD SERIOUSLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS

    Because AllBusiness.com, flyswat, Globalbrain, Snap and Xoom.com and other entities we have acquired are our wholly-owned subsidiaries, claims made against these companies will impact our financial condition and results of operations. An unfavorable outcome in any matters that we are currently litigating could seriously harm our business and results of operations and the market price of our Class A common stock.

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

    As of June 30, 2000, NBC and its affiliates owned approximately 39.3% of our outstanding common stock. If the convertible notes held by NBC are converted, this ownership interest could increase up to approximately 44.5%, although such conversion cannot occur until November 30, 2000. Even before the convertible notes are converted, however, CNET has agreed to vote its shares of Class A common stock in the same manner as NBC with respect to change in control transactions involving us, enabling NBC to determine the outcome of such vote. In addition, NBC and its affiliates have rights to maintain their percentage ownership in the event of dilutive issuances of stock by us. As a result, NBC may be able to exercise significant influence in the future over many matters requiring approval by our stockholders, including amending our certificate of incorporation, the issuance of additional shares of our Class B common stock or the adoption of a stockholders rights plan.

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

    - CNET's acquisition of ZDNet;

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

TRADING RISKS

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE BASED ON A NUMBER OF FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL

    The trading price of our Class A common stock has been and may continue to be highly volatile. For example, during the six months ended June 30, 2000, the closing price of our Class A common stock ranged from $100.16 to $11.25, and subsequently closed at $10.86 on August 4, 2000. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

    In addition, The Nasdaq National Market, where most publicly held Internet companies are traded, has recently experienced extreme price and volume fluctuations. The trading prices of many Internet companies continue to trade at multiples of earnings or revenues substantially above historic levels. These trading prices and multiples may not be sustainable. These broad market and industry factors have and may in the future cause the market price of our Class A common stock to decline, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In September 1998, Zoom Telephonics, Inc. filed a lawsuit against Xoom.com alleging trademark infringement and related statutory violations. We believe that the claims asserted by Zoom Telephonics are without merit, and intend to vigorously defend against them. In June 2000, the court by order denied Zoom Telephonics' motion for a preliminary injunction. An adverse result of the litigation could seriously harm NBCi's business and results of operations, particularly if the litigation forces us to discontinue use of the Xoom.com mark.

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright in certain images that a third party, Sprint Software Pty Ltd, had licensed to Xoom.com. Some clip art images that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product and licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. We believe the possible range of liability related to this matter is from $0 up to $10.0 million; however, we believe it is unlikely that the liability would exceed $1.0 million. Accordingly, we reserved
$1.0 million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. Based on information available to date, management does not believe that the ultimate outcome of this matter will seriously harm our financial position, results of operations and cash flows.

    Further, International Microcomputer Software, Inc. ("IMSI") has notified NBCi in a letter dated February 8, 2000 that it intends to make a claim for indemnification pursuant to a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline. The judgment resulted from an arbitration award pertaining to a contract between Imageline and IMSI.NBCi has notified IMSI that it denies any duty to indemnify IMSI in connection with its contractual dispute with Imageline. Additional third parties may ask NBCi to indemnify them in connection with disputes with Imageline.

    In March 1999, Snap filed a complaint against CityAuction, Inc. and Ticketmaster Online-CitySearch in connection with an agreement entered into between Snap and CityAuction to promote CityAuction's online auction site in exchange for monetary compensation and warrants to purchase shares of CityAuction. This matter was pending in Superior Court in San Francisco, California. Snap claimed that CityAuction breached the agreement by refusing to honor Snap's exercise in February 1999 of its CityAuction warrants, failing to make a $125,000 payment due to Snap and failing to provide Snap with notice of CityAuction's pending acquisition by Ticketmaster Online-CitySearch. Snap also claimed that Ticketmaster Online-City Search induced CityAuction to breach its contractual obligations to Snap. Snap was seeking damages, injunctive and equitable relief of not less than $5.0 million from CityAuction, in addition to damages from Ticketmaster Online-CitySearch Inc. for intentional interference with the Snap and CityAuction agreements. CityAuction filed a cross-complaint against Snap seeking rescission of its promotion agreement with Snap, restitution of not less than $125,000 and unspecified damages for Snap's alleged failure to perform the promotion agreement. In April 2000, Snap, CityAuction, Inc. and Ticketmaster Online-CitySearch settled the litigation under confidential terms.

    In March 2000, Snap! LLC ("Snap") filed a complaint against NextCard, Inc. in connection with an agreement entered into by and between Snap and NextCard to which Snap agreed to run NextCard's banner advertisements on Snap's website for a six-month period from April 15, 1999 through October 14, 1999. This matter is pending in Superior Court in San Francisco, California. Snap claims that NextCard remains indebted to Snap for services rendered to NextCard in connection with the banner advertisements and is refusing to pay the sum of $250,551. Snap is seeking damages of not less than: $250,551, plus interest in the sum of 10 percent per annum from and after June 27, 1999 and costs of suit incurred. NextCard filed a cross-complaint against Snap seeking: damages and restitution in a sum in excess of $500,000, statutory interest on such sum, costs incurred and injunctive relief barring Snap from its unfair business practices.

    Natrificial LLC dba thebrain.com filed a lawsuit against NBCi in April 2000 in the United States District Court, Central District of California alleging trademark infringement, violation of the Lanham Act, and unfair competition. thebrain.com alleges that NBCi's use of the Globalbrain.net, Inc. ("Globalbrain") name and logo infringes thebrain.com's "family" of brain-related trademarks. NBCi has promoted the Globalbrain name and logo on the Snap website and on television commercials for Snap search functionality. NBCi has licensed the Globalbrain technology and trademarks from Globalbrain, and has tendered defense of this claim to Globalbrain. thebrain.com has been granted a preliminary injunction and is seeking a permanent injunction against both NBCi and Globalbrain to prevent further use of the Globalbrain marks and for damages and fees. Globalbrain believes that this lawsuit is without merit and intends to defend this suit vigorously.

    On June 22, 2000, Sentius Corporation filed a suit against flyswat, Inc. ("flyswat"), a wholly owned subsidiary of NBCi, for patent infringement. flyswat was served with the complaint on July 5, 2000. Sentius claims that flyswat is currently infringing United States Patent No. 5,822,720 for "System and method for linking streams of multimedia for reference material for display" of which Sentius is the assignee and owner. flyswat has received a written legal analysis and opinion that its products and services do not infringe the 5,822,720 patent. NBCi and flyswat believe that this lawsuit is without merit and intend to defend this suit vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    In May 2000, the Company issued 942,868 shares of its Class A common stock and 211,622 options to purchase shares of Class A common stock in exchange for the outstanding capital stock, stock options and warrants of flyswat. Of the aggregate consideration, 10% of the shares were placed into an escrow account to be released upon the expiration of certain indemnification obligations. Additionally, 577,207 shares may be issued upon the achievement of certain performance objectives. The shares were issued pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act of 1933, after the Company obtained a permit for the issuance of the shares pursuant to a fairness hearing held by the California Commissioner of Corporations.

    In May 2000, the Company issued 293,962 shares of its Class A common stock and options to purchase 26,868 shares of Class A common stock in exchange for the outstanding capital stock and stock options of Globalbrain.net. Of the aggregate consideration, 10% of the shares were placed into an escrow account to be released upon the expiration of certain indemnification obligations. Additionally, 137,500 shares of our Class A common stock were placed into an escrow account to be released upon the achievement of certain performance objectives. The shares were issued pursuant to an exemption by reason of
Section 3(a)(10) of the Securities Act of 1933, after the Company obtained a permit for the issuance of the shares pursuant to a fairness hearing held by the California Commissioner of Corporations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 22, 2000, the Company had its Annual Meeting of Stockholders. At this meeting, the following matters were voted on:

    (a) ELECTION OF CLASS A DIRECTORS. The stockholders elected as directors William J. Lansing (with 29,304,112 affirmative votes and 1,178,361 votes withheld), Chris Kitze (with 30,002,834 affirmative votes and 479,639 votes withheld), Jeffrey Ballowe (with 30,365,090 affirmative votes and 117,383 votes withheld), Robert C. Harris, Jr. (with 30,297,368 affirmative votes and
185,105 votes withheld), James J. Heffernan (with 30,365,533 affirmative votes and 116,940 votes withheld) and Philip Schlein (with 30,363,611 affirmative votes and 118,862 votes withheld).

    (b) ELECTION OF ONE INDEPENDENT DIRECTOR. The stockholders elected as an independent director L. Lowry Mays (with 30,361,524 affirmative votes and 120,949 votes withheld).

    (c) ELECTION OF CLASS B DIRECTORS. The stockholders elected as directors Robert C. Wright, Mark W. Begor, Gary M. Reiner, Scott M. Sassa, John F. Welch, Jr. and Martin J. Yudkovitz. Each of the elected Class B directors received 24,550,708 affirmative votes and had zero votes withheld.

    (d) APPROVAL OF AMENDMENT TO NBC INTERNET, INC. 1999 STOCK INCENTIVE
PLAN. The stockholders approved an amendment to the 1999 Stock Incentive Plan increasing the number of shares of the Company's Class A common stock reserved for issuance thereunder by 4,500,000 shares from 13,500,000 to 18,000,000 shares (with 41,529,253 affirmative votes, 3,453,095 negative votes, 29,126 abstaining votes and 10,021,707 votes withheld).

    (e) APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors (with 54,619,048 affirmative votes, 402,542 negative votes, 11,591 abstaining votes and zero votes withheld).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report of Form 10-Q.

    (b) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NBC INTERNET, INC.

Date: August 8, 2000

                                                       By:             /s/ ANTHONY E. ALTIG
                                                            -----------------------------------------
                                                                      SENIOR VICE PRESIDENT
                                                                AND ACTING CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER           DOCUMENT                                                          PAGE
---------------------   --------                                                      ------------
         2.1            Agreement and Plan of Contribution and Merger dated as of
                          May 9, 1999 by and among the Registrant, Xoom.com, Inc.,
                          CNET, Inc., Snap! LLC and Xenon 3, Inc.(1)
         2.2            First Amendment to Agreement and Plan of Contribution and
                          Merger dated as of October 20, 1999 by and among the
                          Registrant, Xoom.com, Inc. CNET, Inc., Snap! LLC and
                          Xenon 3, Inc.(1)
         2.3            Second Amended and Restated Agreement and Plan of
                          Contribution, Investment and Merger dated July 8, 1999 by
                          and among the Registrant, National Broadcasting
                          Company, Inc., GE Investments Subsidiary, Inc., Neon Media
                          Corporation and Xoom.com, Inc.(1)
         2.4            First Amendment to Second Amended and Restated Agreement and
                          Plan of Contribution, Investment and Merger dated
                          October 20, 1999 by and among the Registrant, National
                          Broadcasting Company, Inc., GE Investments
                          Subsidiary, Inc., Neon Media Corporation and
                          Xoom.com, Inc.(1)
         3.1            Restated Certificate of Incorporation of the Registrant(2)
         3.2            Amended and Restated Bylaws of the Registrant(2)
         4.1            Reference is made to Exhibits 3.1 and 3.2
         4.2            Specimen Stock Certificate of the Registrant(1)
        10.1            Form of Indemnification Agreement between the Registrant and each of its executive officers and directors(1)
        10.2            Agreement of Sublease between Xoom.com, Inc. and Cornerstone
                          Internet Solutions Company d/b/a USWeb Cornerstone dated
                          August 1, 1998(1)
        10.3            Assignment of Lease by Xaos Tools, Inc. and Acceptance of
                          Assignment and Assumption of Lease by Xoom.com, dated
                          July 31, 1998(1)
        10.4            Office Lease for One Beach Street, San Francisco, California
                          between No. 1 Beach Street, LLC and CNET, Inc. dated
                          September 24, 1997(1)
        10.5            Governance and Investor Rights Agreement between the
                          Registrant and National Broadcasting Company, Inc.(3)
        10.6            Standstill Agreement between the Registrant and
                          CNET, Inc.(3)
        10.7            Brand Integration and License Agreement between NBC
                          Multimedia, Inc. and National Broadcasting Company, Inc.,
                          dated May 8, 1999(1)
        10.8            Stock Option Agreement between Xoom.com, Inc. and National
                          Broadcasting Company, Inc., dated May 9, 1999(1)
        10.9            Voting Agreement among Xoom.com, Inc., National Broadcasting
                          Company, Inc., CNET, Inc., Chris Kitze and Flying Disc
                          Investments Limited Partnership, dated May 9, 1999(1)
        10.10           Voting and Right of First Offer Agreement between National
                          Broadcasting Company, Inc. and CNET, Inc.(3)
        10.11           Loan Agreement between Xoom.com, Inc. and Sand Hill
                          Capital, LLC, dated as of November 3, 1998(1)
        10.12           Amended and Restated Letter Agreement between Bank of
                          America National Trust and Savings Association and
                          Snap! LLC, dated September 14, 1999(1)
        10.13           Agreement of Lease between Eleven Penn Plaza LLC and
                          Xoom.com, Inc., dated March 16, 1999(1)

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER           DOCUMENT                                                          PAGE
---------------------   --------                                                      ------------
        10.14           Preferred Carriage Agreement by and between CNET, Inc.,
                          National Broadcasting Company, Inc., NBC Multimedia, Inc.
                          and Snap! LLC., dated June 30, 1998(1)
        10.15           Addendum to Preferred Carriage Agreement between CNET, Inc.
                          and Snap! LLC, dated June 30, 1998(1)
        10.16           Addendum to the Snap Agreements by and among CNET, Inc.,
                          National Broadcasting Company, Inc., NBC Multimedia, Inc.
                          and Snap! LLC., dated May 9, 1999(1)
        10.17           Form of Severance Agreement by and between Xoom.com, Inc.
                          and Laurent Massa(1)
        10.18           1999 Stock Incentive Plan(1)
        10.19           Stock Purchase Agreement by and between Xoom.com, Inc. and
                          National Broadcasting Company, Inc., dated June 11,
                          1999(1)
        10.24           Employment Agreement by and between Xoom.com, Inc. and John
                          Harbottle, dated August 4, 1998(1)
        10.25           Advertising Agreement between the Registrant and National
                          Broadcasting Company, Inc.(3)
        10.26           Registration Rights Agreement by and among the Registrant,
                          CNET, Inc., National Broadcasting Company, Inc.,
                          GE Investments Subsidiary, Inc., Flying Disc Investments
                          Limited Partnership and Chris Kitze(3)
        10.27           $39,477,953 Subordinated Zero Coupon Convertible Debenture
                          due 2006(3)
        10.28           $447,416,805 Subordinated Zero Coupon Convertible Debenture
                          due 2006(3)
        10.29           $340,000,000 Term Note(3)
        10.30           Office Lease for 225 Bush Street, San Francisco, California
                          between OAIC Bush Street, LLC and Xoom.com, Inc. dated
                          August 13, 1999(1)
        10.31           Letter Agreement by and between Xoom.com, Inc. and Edmond
                          Sanctis, dated October 19, 1999(3)
        10.32           Letter Agreement by and between Xoom.com, Inc. and Alan
                          Braverman, dated November 12, 1999(3)
        10.33           Letter Agreement by and between Xoom.com, Inc. and John
                          McMenamin, dated November 17, 1999(3)
        10.34           1999 Employee Stock Purchase Plan(3)
        10.35           Employment Agreement by and between NBC Internet, Inc. and
                          William Lansing, dated March 23, 2000(4)
        10.36           2000 Non-Qualified Stock Option Plan and form stock option agreement(4)
        21.1            Subsidiaries of the Registrant(3)
        27.1            Financial Data Schedule of NBC Internet, Inc.

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

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-91715) on November 29, 1999.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-94655) on January 14, 2000.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.