Form 10-Q
period 2000-09-30
NBC INTERNET INC
filed 2000-11-06
CIK 1089754

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of Registrant's Common Stock at October 31, 2000 was 38,260,017 of Class A, par value $0.0001, and 24,550,708 of
Class B, par value $0.0001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               NBC INTERNET, INC.
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
          September 30, 2000 and December 31, 1999....................      1

          Condensed Consolidated Statements of Operations
          Three and nine months ended September 30, 2000 and 1999.....      2

          Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 2000 and 1999...............      3

          Notes to Condensed Consolidated Financial Statements........      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     17

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................     24

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     41

Item 6.   Exhibits and Reports on Form 8-K............................     42

          Signature...................................................     43

                               NBC INTERNET, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  104,906      $   28,095
  Short-term investments....................................      188,819         176,669
  Accounts receivable, net..................................       15,879          17,223
  Note receivable from NBC, current portion.................       81,502          78,288
  Other current assets......................................       12,035           8,916
                                                               ----------      ----------
Total current assets........................................      403,141         309,191

Fixed assets, net...........................................       66,047          18,096
Goodwill and other intangible assets, net...................    1,828,277       1,759,473
Note receivable from NBC, net of current portion............      200,177         261,712
Long-term investments.......................................      173,308         132,101
Other assets, including restricted cash of $3,494 and $8,990 as of September 30, 2000 and December 31, 1999,
  respectively..............................................        5,803          13,523
                                                               ----------      ----------
Total assets................................................   $2,676,753      $2,494,096
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   14,727      $   15,687
  Accrued compensation and related expenses.................       13,600          15,293
  Other current liabilities.................................       17,091          19,627
  Amount due to related party...............................       23,878          41,792
  Deferred revenue..........................................       27,144          18,943
                                                               ----------      ----------
Total current liabilities...................................       96,440         111,342
                                                               ----------      ----------
Long-term liabilities:
  Convertible notes payable, less unamortized discount due
    to NBC
    and its affliates.......................................      382,333         371,233
  Other long-term liabilities...............................       15,713          11,737
                                                               ----------      ----------
Total long-term liabilities.................................      398,046         382,970
                                                               ----------      ----------
Stockholders' equity:
  Class A common stock......................................    1,590,169         941,775
  Class B common stock......................................    1,158,336       1,158,336
  Accumulated other comprehensive income (loss).............      (33,380)          4,994
  Deferred compensation.....................................      (14,809)         (4,121)
  Accumulated deficit.......................................     (518,049)       (101,200)
                                                               ----------      ----------
Total stockholders' equity..................................    2,182,267       1,999,784
                                                               ----------      ----------

Total liabilities and stockholders' equity..................   $2,676,753      $2,494,096
                                                               ==========      ==========

                            See accompanying notes.

                               NBC INTERNET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     --------------------   --------------------
                                                       2000        1999       2000        1999
                                                     ---------   --------   ---------   --------
Net revenue:
  Advertising revenue..............................  $  26,160   $  4,552   $  75,882   $  9,527
  E-commerce revenue...............................      5,142      4,404      16,004     10,376
                                                     ---------   --------   ---------   --------
Total net revenue..................................     31,302      8,956      91,886     19,903
                                                     ---------   --------   ---------   --------

Cost of net revenue:
  Cost of advertising revenue......................      8,206      1,262      25,326      3,112
  Cost of e-commerce revenue.......................      2,093      2,813       7,292      7,462
                                                     ---------   --------   ---------   --------
Total cost of net revenue..........................     10,299      4,075      32,618     10,574

Gross profit.......................................     21,003      4,881      59,268      9,329
                                                     ---------   --------   ---------   --------

Operating expenses:
  Operations and development.......................     18,035      2,206      46,094      3,980
  Sales and marketing..............................     21,675      5,617      63,419     12,306
  General and administrative.......................     14,876      3,180      43,063      6,846
  Promotion and advertising provided by NBC........     26,659         --      64,732         --
  Amortization of deferred compensation............      3,958         90       8,826        495
  Purchased in-process research and development....         --         --       3,768      2,603
  Amortization of goodwill and other intangible
    assets.........................................     94,688      5,532     259,239      7,836
  Loss on impairment of intangible assets..........      1,873         --       1,873         --
                                                     ---------   --------   ---------   --------
Total operating expenses...........................    181,764     16,625     491,014     34,066

Loss from operations...............................   (160,761)   (11,744)   (431,746)   (24,737)

Other income (expense):
  Interest income..................................      9,442      3,205      29,265      6,213
  Interest expense.................................     (4,028)       (25)    (11,875)       (90)
  Loss on investments..............................     (2,493)        --      (2,493)        --
                                                     ---------   --------   ---------   --------

Net loss...........................................  $(157,840)  $ (8,564)  $(416,849)  $(18,614)
                                                     =========   ========   =========   ========

Net loss per share--basic and diluted..............  $   (2.52)  $  (0.44)  $   (6.95)  $  (1.11)
                                                     =========   ========   =========   ========

Number of shares used in per share
  calcuation--basic and diluted....................     62,579     19,655      60,009     16,780
                                                     =========   ========   =========   ========

                            See accompanying notes.

                               NBC INTERNET, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Cash used in operating activities:
  Net loss..................................................  $(416,849)  $(18,614)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Receipt of stock and services in exchange for services
      provided..............................................    (27,406)        --
    Purchased in-process research and development...........      3,768      2,603
    Depreciation and amortization...........................    278,756      9,611
    Issuance of common stock and stock options to directors
      and consultants.......................................        414        638
    Loss on investments.....................................      2,493         --
    Loss on impairment of intangible assets.................      1,873         --
    Changes in operating assets and liabilities, net of
      business combinations:
      Accounts receivable...................................      1,550     (2,517)
      Other current assets..................................     (5,254)    (3,629)
      Other assets..........................................     (5,109)    (7,577)
      Accounts payable......................................     (2,500)     3,886
      Accrued compensation and related expenses.............     (1,809)       530
      Other accrued liabilities.............................    (14,897)      (729)
      Deferred revenue......................................     13,744        858
                                                              ---------   --------
  Net cash used in operating activities.....................   (171,226)   (14,940)

Cash used in investing activities:
  Purchases of fixed assets.................................    (53,268)    (6,169)
  Purchases of short-term and long-term investments.........   (210,449)  (198,450)
  Maturities of short-term and long-term investments........    142,246     18,500
  Business combinations, net of cash acquired...............     (3,094)      (901)
                                                              ---------   --------
  Net cash used in investing activities.....................   (124,565)  (187,020)

Cash provided by financing activities:
  Proceeds from issuance of common stock....................    284,733    221,597
  Proceeds from exercise of stock options...................     17,021      1,836
  Proceeds from note receivable.............................     71,310         --
  Payments of notes payable and capital lease obligations...       (447)      (639)
                                                              ---------   --------
Net cash provided by financing activities...................    372,617    222,794

Effect of foreign currency translation on cash and cash
  equivalents...............................................        (15)        --
                                                              ---------   --------

Net increase in cash and cash equivalents...................     76,811     20,834

Cash and cash equivalents at beginning of period............     28,095     54,575
                                                              ---------   --------

Cash and cash equivalents at end of period..................  $ 104,906   $ 75,409
                                                              =========   ========

                            See accompanying notes.

                               NBC INTERNET, INC.

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
SUPPLEMENTAL DISCLOSURES:
  NON-CASH TRANSACTIONS:
    Investments in corporate securities received in
      connection with media contracts.......................  $ 30,031   $  5,429
                                                              ========   ========
    Value of shares received upon cashless exercise of
      warrant...............................................  $  1,988   $     --
                                                              ========   ========
    Deferred compensation resulting from grant of stock
      options to Company employees..........................  $ 12,447   $     --
                                                              ========   ========
    Issuance of common stock in exchange for notes
      receivable from stockholders, net.....................  $   (645)  $    995
                                                              ========   ========
    Fixed assets acquired under capital lease...............  $    987   $    125
                                                              ========   ========
    Deferred compensation resulting from grant of restricted
      stock to employees of acquired companies..............  $  6,847   $     --
                                                              ========   ========
    Issuance of common stock in conjuction with business and
      technology acquisitions...............................  $334,165   $101,055
                                                              ========   ========
    Value of warrant received...............................  $     --   $  6,343
                                                              ========   ========
    Value of warrant issued.................................  $     --   $  6,937
                                                              ========   ========
  CASH FLOW INFORMATION:
    Cash paid for interest..................................  $    113   $     59
                                                              ========   ========

                            See accompanying notes.

                               NBC INTERNET, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    NBC Internet, Inc. ("NBCi" or the "Company") is an Internet media company that helps consumers access Interest resources, leveraging user data to broker information, commercial and entertainment transactions between consumers and the Company's marketing partners. The Company generates revenue primarily from online, television and radio advertising and e-commerce services designed to deliver a comprehensive online experience to a U.S. consumer audience.

    NBCi was formed as the result of several transactions that occurred on November 29 and 30 of 1999, pursuant to which Xoom.com, Inc. ("Xoom.com") and SNAP! LLC ("Snap") became wholly-owned subsidiaries of NBCi, and NBCi became the owner of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com ("NBC Multimedia Division") and a 10% ownership interest in CNBC.com. Xoom.com was treated as the accounting acquiror and the financial information in the accompanying unaudited financial statements includes Xoom.com's results for the three and nine months ended September 30, 1999 and the consolidated results of operations of Xoom.com, Snap and NBC Multimedia Division for the three and nine months ended September 30, 2000.

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2000 and December 31, 1999, the consolidated results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. All significant inter-company transactions and balances have been eliminated in consolidation.

    These consolidated financial statements should be read in conjunction with the Company's audited 1999 financial statements, including the notes thereto, and the other information set forth therein included in the Company's 1999 Annual Report filed on Form 10-K. Consolidated operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000 or other future periods.

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

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CALCULATION OF NET LOSS PER SHARE

    The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128"). In accordance with SFAS 128, basic net loss per share excludes dilutive common stock equivalents and is calculated as net loss divided by the weighted average number of Class A and Class B common shares outstanding. Since each share of Class B common stock is convertible into one share of Class A common stock, the total of the weighted average number of common shares for both classes of common stock is considered in the computation of net loss per share. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. To date, common equivalent shares including stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be antidilutive.

REVENUE RECOGNITION

    ADVERTISING REVENUE. A significant portion of the Company's advertising revenue is derived from the sale of promotional space on the Company's online Internet properties. Services offered range from short-term banner advertisements and sponsorships to long-term arrangements, which may include the development of co-branded, integrated websites. Revenue derived from such arrangements is recognized during the period in which the service is delivered, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent that the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Advertising revenue is also generated from integrated media sales ("IMS"), in which the Company sells integrated promotional space on television advertising purchased from NBC and radio advertising purchased from third parties. IMS revenue is recognized in the period in which the advertisements are aired and is included in advertising revenue. Total IMS revenue was $3.7 million and $7.6 million for the three and nine months ended September 30, 2000, respectively. The Company did not recognize any IMS revenue in the nine months ended September 30, 1999.

    E-COMMERCE REVENUE. The Company recognizes revenue from e-commerce sales when the products are shipped to customers or when contractual obligations related to e-mail marketing campaigns are met. The Company provides for potential product returns and estimated warranty costs in the period of the sale. Such costs have been minimal to date.

    BARTER TRANSACTIONS. The Company trades advertisements on its online properties and from its on-air inventory in exchange for either equity ownership in certain of its customers or advertising in other media. In accordance with Emerging Issues Task Force Issue ("EITF") 99-17, "Accounting for Advertising Barter Transactions" and EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services," revenue derived from these arrangements is recorded at the fair value of services provided or the fair value of the services or equity ownership received, whichever is more reliably determinable at the time of the transaction. Revenue from barter transactions is recognized when advertisements are delivered on the Company's online properties, displayed on television or aired on radio. Revenue from barter transactions was $11.3 million and $27.4 million for the three and

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) nine months ended September 30, 2000, respectively. The Company did not record any revenue from barter transactions during the nine months ended September 30, 1999.

WEBSITE DEVELOPMENT COSTS

    As of July 1, 2000, the Company adopted Emerging Issues Task Force Issue 00-2, "Accounting for Website Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post- implementation phases of development. These charges are included in operations and development in the accompanying statements of operations. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Amounts capitalized are included in fixed assets in the accompanying balance sheets and the related amortization is included in operations and development in the accompanying statements of operations. These capitalized costs are being amortized over an 18-month period. As of September 30, 2000, the Company had capitalized approximately $2.6 million of website development costs and recorded amortization expense of approximately $4,000.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Intangible assets consist of the following (in thousands):

                                             SEPTEMBER 30,   DECEMBER 31,     LIFE
                                                 2000            1999       (MONTHS)
                                             -------------   ------------   --------
Goodwill...................................   $1,976,757      $1,681,922    24 - 84
Purchased technology.......................       74,147          46,489    24 - 60
License to use brand names.................       34,200          34,200    60 - 84
Affiliate and other contracts..............       32,228          31,400    24 - 48
Acquired workforce.........................        4,486           3,802    24 - 48
Membership.................................        3,443              --      24
                                              ----------      ----------
Intangible assets..........................    2,125,261       1,797,813
Less: accumulated amortization.............     (296,984)        (38,340)
                                              ----------      ----------
Intangible assets, net.....................   $1,828,277      $1,759,473
                                              ==========      ==========

    Intangible assets result from acquisitions accounted for under the purchase method. See Note 2. Amortization of intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned intangible assets or render the intangibles not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the intangibles are impaired. To date, the Company has recorded impairment losses of approximately $1.9 million related to the pending disposition of certain assets and liabilities of AllBusiness.com.

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATIONS

    The Company has reclassified the presentation of certain prior balance sheet, statement of operations and statement of cash flows information to conform to the current presentation. These reclassifications had no effect on the Company's previously reported financial positions or results of operations.

2.  BUSINESS COMBINATIONS

    The financial information presented in the accompanying unaudited condensed consolidated financial statements includes the results of operations of each business acquisition from the date the acquisition was consummated. Results of operations of businesses acquired prior to acquisition were not material in relation to those of the Company, individually or in aggregate. The Company completed the following business acquisitions during the nine months ended September 30, 2000:

        CATALYST ADVISORS, INC. On February 14, 2000, the Company acquired 100% of the outstanding shares of Catalyst Advisors, Inc., a company that provides real-time financial newswires for active online investors. The purchase consideration consisted of 123,737 shares of the Company's Class A common stock at a fair value of $68.69 per share and acquisition costs of approximately $60,000.

        ALLBUSINESS.COM, INC. On March 7, 2000, the Company acquired 100% of the outstanding shares of AllBusiness.com, Inc., a web service designed to be a virtual partner for small and growing businesses. The purchase consideration consisted of 4,083,021 shares of the Company's Class A common stock at a fair value of $52.54 per share, the assumption of 997,896 options at a fair value of $49.76 per share and acquisition costs of approximately $3.4 million. See Note 9.

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

        FLYSWAT, INC. On May 31, 2000, the Company acquired 100% of the outstanding shares, options and warrants of flyswat, Inc., a company that has launched technology that creates links to relevant Internet content and commerce services on any website or personal document. The purchase consideration consisted of 942,868 shares of the Company's Class A common stock at a fair value of $40.65 per share, the assumption of options to purchase 198,173 shares of the Company's Class A common stock with a fair value of $39.61 per share, the assumption of warrants to purchase 13,449 shares of the Company's Class A common stock with a fair value of $40.16 per share and acquisition costs of approximately $537,000. The Company also recorded a write-off of in-process research and development of $3.8 million. Additionally, subject to certain performance measurements, the Company may issue up to 577,207 incremental shares of its Class A common stock and additional options to purchase shares of Class A common stock.

        GLOBALBRAIN.NET, INC. On May 31, 2000, the Company acquired the remaining 90% of the outstanding shares and all of the outstanding options of Globalbrain.net, Inc., a company that develops search technology that passively learns and customizes search results for groups of people and individuals. Prior to the acquisition date, the Company held 10% of Globalbrain.net's outstanding

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

2.  BUSINESS COMBINATIONS (CONTINUED)
    shares. The purchase consideration consisted of 293,962 shares of the Company's Class A common stock at a fair value of $20.48 per share, the assumption of options to purchase 26,868 shares of the Company's Class A common stock with a fair value of $10.03 per share and acquisition costs of approximately $310,000. Additionally, subject to certain performance measurements, the Company may issue up to 137,500 incremental shares of its Class A common stock. These shares were placed into an escrow account upon the closing of the acquisition.

    The following table summarizes the acquisitions made by the Company during the nine months ended September 30, 1999 (in thousands):

           ENTITY NAME                     FAIR VALUE OF CONSIDERATION                DATE
---------------------------------  --------------------------------------------  --------------
Focused Presence, Inc............  $ 1,695    Stock                              April 1, 1999
MightyMail Networks, Inc.........  $23,114    Stock and options assumed          May 3, 1999
Net Floppy, Inc..................  $ 1,440    Stock and cash                     May 5, 1999
Paralogic Software Corporation...  $35,396    Stock and options assumed          June 16, 1999
LiquidMarket, Inc................  $38,747    Stock and options assumed          August 3, 1999
Private One, Inc.................  $ 2,201    Stock                              August 3, 1999

    All of the acquisitions described above have been accounted for as purchase business combinations and, accordingly, purchase prices have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. For the nine months ended September 30, 2000 and 1999, $5.6 and $1.5 million, respectively, of the aggregate purchase price was allocated to net tangible assets consisting primarily of cash and cash equivalents, property and equipment, accounts payable and accrued expenses. The historical carrying amounts of such net assets approximated their fair values. Approximately $330.5 million of the aggregate purchase price was allocated to intangible assets as follows (in thousands):

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
INTANGIBLE ASSET                                             2000       1999
----------------                                           --------   --------
Goodwill.................................................  $297,821   $72,902
Membership...............................................     3,443        --
Assembled workforce......................................       684       578
Affiliate and other contracts............................       861        --
Purchased technology.....................................    27,658    25,007
                                                           --------   -------
  Total..................................................  $330,467   $98,487
                                                           ========   =======

    For each of the acquisitions completed during the nine months ended September 30, 2000, the Company placed 10% of the shares issued as part of the purchase consideration into an escrow account. These shares will be released one year from the date of the acquisition upon the expiration of certain indemnification obligations. All shares will be released to all selling shareholders based on their relative equity interests at the time of consummation of the individual acquisitions.

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

2.  BUSINESS COMBINATIONS (CONTINUED)
    For acquisitions completed during the nine months ended September 30, 1999, the Company placed a total of 298,914 of its Class A common stock into escrow accounts. As of September 30, 2000, 139,583 shares have been released from these escrow accounts.

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

3.  RELATED PARTY TRANSACTIONS

    In connection with the NBCi transactions that took place on November 29 and 30, 1999 pursuant to which the Company was formed, the Company entered into the following:

NOTES PAYABLE

    Two subordinated zero coupon convertible notes were issued by the Company. The convertible notes will have an aggregate principal at maturity of $486.9 million and are convertible by the holders into a total of 5,809,388 shares of Class B common stock at any time after November 30, 2000. Both notes yield 4% per annum. The notes were recorded at their present value at issuance of $370.0 million. As of September 30, 2000, the total principal and interest due related to these notes was $370.0 million and $12.3 million, respectively. The convertible notes have a scheduled maturity of November 30, 2006.

NOTE RECEIVABLE

    The Company received a promissory note from NBC with a principal value of $340.0 million, due on November 30, 2003. The note bears interest at 5.4% that compounds quarterly. Principal and interest payments are received by the Company in quarterly installments of $23.8 million. As of September 30, 2000, the total principal and interest due to the Company related to this note was $281.7 million and $1.3 million, respectively. Interest due to the Company is included in other current assets.

ADVERTISING AGREEMENT WITH NBC

    The Company entered into an advertising agreement with NBC pursuant to which NBCi will purchase 15-, 30- and 60-second advertising spots valued at $405.0 million over a four-year period on the NBC television network, CNBC, MSNBC and NBC's owned and operated television stations. The advertisements are subject to standard terms and conditions generally applicable to such advertising. The advertising agreement may be terminated by NBC in the event of a change in control of the Company, a

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

3.  RELATED PARTY TRANSACTIONS (CONTINUED)
bankruptcy event with respect to NBCi or a material breach by NBCi that is not cured within 30 days. The Company sells a portion of the advertising it purchases from NBC to customers as part of an integrated media package as described in Note 1. From the inception of this agreement through September 30, 2000, the Company has incurred $81.6 million of promotional expense related to the above agreement.

4.  FINANCIAL INSTRUMENTS

    The Company has classified all short-term and long-term marketable securities as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Interest earned on available-for-sale securities is included in interest income.

    Short-term and long-term investments included the following securities as of September 30, 2000 and December 31, 1999 (in thousands):

                                                                      SEPTEMBER 30, 2000
                                                        -----------------------------------------------
                                                                      GROSS        GROSS      ESTIMATED
                                                                    UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS        LOSSES       VALUE
                                                        ---------   ----------   ----------   ---------
Short-term:
  Demand and money market instrument accounts.........  $ 138,917     $    4      $    (14)   $ 138,907
  Corporate bonds and notes...........................     73,138         22           (74)      73,086
  United States government agency bonds...............     38,773         16           (94)      38,695
  Foreign debt securities.............................     12,143          3           (29)      12,117
  Publicly traded equity securities...................     64,164        956       (34,200)      30,920
                                                        ---------     ------      --------    ---------
    Total available-for-sale securities...............    327,135      1,001       (34,411)     293,725
  Less amounts classified as cash and cash
    equivalents.......................................   (104,916)        (2)           12     (104,906)
                                                        ---------     ------      --------    ---------
    Total short-term available-for-sale securities....  $ 222,219     $  999      $(34,399)   $ 188,819
                                                        =========     ======      ========    =========
Long-term:
  Corporate bonds and notes...........................  $  25,881     $  101      $     (6)   $  25,976
  United States government agency bonds...............     21,736        110            --       21,846
                                                        ---------     ------      --------    ---------
    Total long-term available-for-sale securities.....  $  47,617     $  211      $     (6)   $  47,822
                                                        =========     ======      ========    =========

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

4.  FINANCIAL INSTRUMENTS (CONTINUED)

                                                                        DECEMBER 31, 1999
                                                          ----------------------------------------------
                                                                       GROSS        GROSS      ESTIMATED
                                                                     UNREALIZED   UNREALIZED     FAIR
                                                            COST       GAINS        LOSSES       VALUE
                                                          --------   ----------   ----------   ---------
Short-term:
  Market auction preferred stock........................  $  2,000     $   --       $    --    $  2,000
  Demand and money market instrument accounts...........    35,370         --           (91)     35,279
  Corporate bonds and notes.............................    70,009          1           (89)     69,921
  United States government agency bonds.................    51,473          3          (241)     51,235
  Foreign debt securities...............................     8,439         11           (13)      8,437
  Publicly traded equity securities.....................    32,327      7,453        (1,888)     37,892
                                                          --------     ------       -------    --------
    Total available-for-sale securities.................   199,618      7,468        (2,322)    204,764
  Less amounts classified as cash and cash
    equivalents.........................................   (28,092)        (3)           --     (28,095)
                                                          --------     ------       -------    --------
    Total short-term available-for-sale securities......  $171,526     $7,465       $(2,322)   $176,669
                                                          ========     ======       =======    ========

Long-term:
  Corporate bonds and notes.............................  $ 14,337     $   --       $  (118)   $ 14,219
  United States government agency bonds.................     2,996         --           (31)      2,965
                                                          --------     ------       -------    --------
    Total long-term available-for-sale securities.......  $ 17,333     $   --       $  (149)   $ 17,184
                                                          ========     ======       =======    ========

    The Company also holds long-term investments in both privately-held and publicly-held companies in the form of unregistered securities which are subject to Rule 144 holding period restrictions. As of September 30, 2000 and December 31, 1999, these investments totaled approximately $57.0 million and $46.4 million, respectively. Additionally, as of September 30, 2000 and December 31, 1999, the Company held a long-term investment in CNBC.com totaling $68.5 million. These investments are included in other long-term investments in the accompanying balance sheets and are accounted for using the cost method. Impairment losses on equity securities are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. To date, the Company has recorded impairment losses related to privately-held securities totaling $2.5 million in the accompanying statements of operations.

5.  STOCKHOLDERS' EQUITY

FOLLOW-ON OFFERING

    In February 2000, the Company completed a follow-on offering of 4,600,000 shares of Class A common stock at a price of $81.38 per share. Of the 4,600,000 shares of Class A common stock sold in the offering, 3,650,000 were sold by the Company and 950,000 were sold by existing stockholders. The Company received net proceeds from the offering of approximately $280.1 million.

DEFERRED COMPENSATION

    The Company recorded aggregate deferred compensation charges of $19.3 million during the nine months ended September 30, 2000. These charges were recorded to recognize the difference between the

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

5.  STOCKHOLDERS' EQUITY (CONTINUED)
exercise price and the deemed fair value of equity instruments granted by the Company to certain key employees and employees of certain acquired companies. These amounts are being amortized by charges to operations over the vesting periods of the individual equity instruments, which range from three months to four years. There were no deferred compensation charges recorded during the nine months ended September 30, 1999.

6.  COMPREHENSIVE LOSS

    Comprehensive loss includes changes in the balances of items that are reported directly as a separate component of consolidated stockholders' equity on the Company's condensed consolidated balance sheets. Comprehensive loss for the three and nine months ended September 30, 2000 and 1999 was as follows (in thousands):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      --------------------   --------------------
                                                        2000        1999       2000        1999
                                                      ---------   --------   ---------   --------
Net loss............................................  $(157,840)  $(8,564)   $(416,849)  $(18,614)
Net unrealized gain (loss) on investments...........    (14,290)      421      (38,199)         3
Other...............................................        (79)       --         (175)        --
                                                      ---------   -------    ---------   --------
Comprehensive loss..................................  $(172,209)  $(8,143)   $(455,223)  $(18,611)
                                                      =========   =======    =========   ========

7.  LEGAL PROCEEDINGS

    On November 1, 2000, NeoPlanet, Inc. filed a lawsuit against flyswat, Inc., a wholly-owned subsidiary of the Company, alleging breach of a distribution agreement as well as various other related claims. NeoPlanet is claiming damages of approximately $5.0 million. The Company believes that this lawsuit is without merit and intends to defend this suit vigorously.

    On July 25, 2000, WebNext S.p.A. sent a demand letter to the Company claiming to have exercised a "put right" with respect to an internet site in which the Company has a major interest. The demand letter alleged that the value associated with such put to be in the range of $10.0 to $15.0 million. In addition, WebNext has threatened to proceed to arbitration if this amount is not paid. The Company responded to the demand letter by denying the allegations for a number of reasons, including the Company's view that the put right and the potential value associated with such right are indeterminable. The Company intends to defend this matter vigorously.

    On June 22, 2000, Sentius Corporation filed a suit against flyswat, Inc. ("flyswat"), a wholly owned subsidiary of the Company, for patent infringement. Sentius claims that flyswat is currently infringing upon its patent for "System and method for linking streams of multimedia for reference material for display." flyswat has received a written legal analysis and opinion that its products and services do not infringe the patent. The Company and flyswat believe that this lawsuit is without merit and intend to defend this suit vigorously.

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright in certain images that a third party, Sprint Software Pty Ltd, had licensed to Xoom.com. Some clip art images

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

7.  LEGAL PROCEEDINGS (CONTINUED)
that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product and licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. The Company believes the possible range of liability related to this matter is from $0 to $10.0 million; however, the Company believes it is unlikely that the liability would exceed
$1.0 million. Accordingly, the Company reserved $1.0 million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. Based on information available to date, management does not believe that the ultimate outcome of this matter will seriously harm the Company's financial position, results of operations and cash flows.

    In February 2000, International Microcomputer Software, Inc. ("IMSI") notified the Company that it intends to make a claim for indemnification pursuant to a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline. The judgment resulted from an arbitration award pertaining to a contract between Imageline and IMSI. NBCi has notified IMSI that it denies any duty to indemnify IMSI in connection with its contractual dispute with Imageline. Additional third parties may ask NBCi to indemnify them in connection with disputes with Imageline.

    In addition to the matters discussed above, the Company is involved in various legal matters that arise in the normal course of business. The Company believes that the ultimate resolution of the matters described above and other matters it is currently aware of will not have a material impact on its financial condition, results of operations or cash flows.

8.  SEGMENT DISCLOSURES

    The Company operates in a single industry segment as an integrated media company that combines portal, community, online, television and radio advertising and e-commerce services to deliver a comprehensive, next generation media experience to a global audience. Revenue from portal, online, television and radio advertising are included in advertising revenue.

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

8.  SEGMENT DISCLOSURES (CONTINUED)
    The Company's geographic revenue was as follows (in thousands):

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------
                                                      2000                  1999
                                               -------------------   -------------------
United States................................  $29,410      94.0%     $7,879      88.0%
North America, excluding US..................      639       2.0%        315       3.5%
Europe.......................................      599       1.9%        272       3.0%
Asia/Pacific.................................      102       0.3%        147       1.7%
Rest of world................................      552       1.8%        343       3.8%
                                               -------     -----      ------     -----
  Total......................................  $31,302     100.0%     $8,956     100.0%
                                               =======     =====      ======     =====

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------
                                                     2000                  1999
                                              -------------------   -------------------
United States...............................  $86,463      94.1%    $17,079      85.8%
North America, excluding US.................    2,014       2.2%        690       3.4%
Europe......................................    2,036       2.2%        932       4.7%
Asia/Pacific................................      439       0.5%        411       2.1%
Rest of world...............................      934       1.0%        791       4.0%
                                              -------     -----     -------     -----
  Total.....................................  $91,886     100.0%    $19,903     100.0%
                                              =======     =====     =======     =====

    As of September 30, 2000 and December 31, 1999, there were no customers that accounted for more than 10% of gross accounts receivable. For the three and nine months ended September 30, 2000, one customer accounted for approximately 12.4% and 11.1% of total net revenue, respectively.

9.  SUBSEQUENT EVENT

    On October 17, 2000, the Company announced its agreement to contribute certain assets and liabilities of AllBusiness.com, a wholly-owned subsidiary, to a subsidiary (the "BV Subsidiary") of BigVine, Inc. ("BigVine"), a leading online barter marketplace for small business, in exchange for approximately 47% ownership of the BV Subsidiary. The Company will also contribute approximately $20.0 million in cash directly to BigVine in exchange for 5% ownership of BigVine.

    The Company recorded a loss on impairment of intangible assets of approximately $1.9 million during the three months ended September 30, 2000 in the statement of operations. This amount represents the difference between the carrying value of the net assets to be contributed and the estimated fair value of the Company's interest in BigVine and the BV Subsidiary of approximately $247.0 million. The loss recorded is subject to change depending on the actual estimated fair value of the Company's interest at the closing date of this transaction, which is expected to be in November 2000.

                               NBC INTERNET, INC.

                                 (IN THOUSANDS)

9.  SUBSEQUENT EVENT (CONTINUED)
    The following tables present summarized balance sheet and statements of operations information for AllBusiness.com as of and for the three and nine months ended September 30, 2000 (in thousands):

                                                              SEPTEMBER 30,
                                                                  2000
                                                              -------------
Current assets..............................................    $  2,667
Total assets................................................    $215,712
Current liabilities.........................................    $  3,385
Total stockholders' equity..................................    $212,328

                                                     FOR THE THREE   FOR THE NINE
                                                     MONTHS ENDED    MONTHS ENDED
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2000            2000
                                                     -------------   -------------
Net revenue........................................    $  1,077        $  1,473
Net loss...........................................    $(34,434)       $(73,363)

    AllBusiness.com was acquired by the Company on March 7, 2000 and, accordingly, no summarized information is presented for periods prior to that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR OUR SERVICES AND PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL" AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS," PAGE 25, AS WELL AS FACTORS SET FORTH IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

    We are an Internet media company that helps consumers access Interest resources, leveraging user data to broker information, commercial and entertainment transactions between consumers and the Company's marketing partners. We generate our revenue primarily from online, television and radio advertising and e-commerce services designed to deliver a comprehensive online experience to a U.S. consumer audience. We were organized in May 1999. As a result of transactions that occurred on November 29 and November 30 of 1999, Xoom.com and Snap became our wholly-owned subsidiaries, and we became the owners of the businesses related to NBC.com, NBC-IN.com and VideoSeeker.com and a 10% interest in CNBC.com.

    We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount and rates of growth in our net revenue from advertising and e-commerce and our ability to manage costs accordingly. We believe that period-to-period comparisons of our operating results are not meaningful and that you should not rely upon the results for any period as an indication of future performance.

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

RECENT EVENT

    On October 17, 2000, we announced our agreement to contribute certain assets and liabilities of AllBusiness.com, our wholly-owned subsidiary, to a subsidiary, the BV subsidiary, of BigVine, Inc., or BigVine, a leading online barter marketplace for small business, in exchange for approximately 47% ownership of the BV Subsidiary. We will also contribute cash directly to BigVine in exchange for 5% ownership of BigVine.

    We recorded a loss on impairment of intangible assets of approximately
$1.9 million during the three months ended September 30, 2000 in the statement of operations. This amount represents the difference between the carrying value of the net assets to be contributed and the estimated fair value of our interest in BigVine and the BV Subsidiary of approximately $247.0 million. The loss recorded is subject to change depending on the actual estimated fair value of our interest at the closing date of this transaction, which is expected to be in November 2000.

RESULTS OF OPERATIONS

    The following table presents certain condensed consolidated statements of operations data for the periods indicated as a percentage of total net revenue:

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                         -----------------------      -----------------------
                                                           2000           1999          2000           1999
                                                         --------       --------      --------       --------
Net revenue:
  Advertising revenue..................................     83.6%          50.8%         82.6%          47.9%
  E-commerce revenue...................................     16.4           49.2          17.4           52.1
                                                          ------         ------        ------         ------
Total net revenue......................................    100.0          100.0         100.0          100.0
                                                          ------         ------        ------         ------
Cost of net revenue:
  Cost of advertising revenue..........................     26.2           14.1          27.6           15.6
  Cost of e-commerce revenue...........................      6.7           31.4           7.9           37.5
                                                          ------         ------        ------         ------
Total cost of net revenue..............................     32.9           45.5          35.5           53.1

Gross profit...........................................     67.1           54.5          64.5           46.9
                                                          ------         ------        ------         ------
Operating expenses:
  Operations and development...........................     57.6           24.6          50.2           20.0
  Sales and marketing..................................     69.2           62.7          69.0           61.8
  General and administrative...........................     47.5           35.5          46.9           34.4
  Promotion and advertising provided by NBC............     85.2            0.0          70.4            0.0
  Amortization of deferred compensation................     12.6            1.0           9.6            2.5
  Purchased in-process research and development........       --             --           4.1           13.1
  Amortization of goodwill and other intangible
    assets.............................................    302.5           61.8         282.1           39.4
  Loss on impairment of intangible assets..............      6.0             --           2.0             --
                                                          ------         ------        ------         ------
Total operating expenses...............................    580.6          185.6         534.3          171.2

Loss from operations...................................   (513.5)        (131.1)       (469.8)        (124.3)
Other income (expense):
  Interest income......................................     30.2           35.8          31.8           31.2
  Interest expense.....................................    (12.9)          (0.3)        (12.9)          (0.5)
  Loss on investments..................................     (8.0)            --          (2.7)            --
                                                          ------         ------        ------         ------
Net loss...............................................   (504.2)%        (95.6)%      (453.6)%        (93.6)%
                                                          ======         ======        ======         ======

    ADVERTISING REVENUE. Advertising revenue includes revenue derived from the sale of promotional space on our online Internet properties and on-air mediums, including television and radio. Total advertising revenue was $26.2 million for the three months ended September 30, 2000 and $4.6 million for the corresponding period ended September 30, 1999. Total advertising revenue was $75.9 million for the nine months ended September 30, 2000 and $9.5 million for the corresponding
period ended September 30, 1999.   The increases in both the three- and
nine-month periods were due primarily to an increase in our online and on-air advertising inventory as a result of acquiring additional web properties through the NBCi transactions and entering into our on-air promotion agreement with NBC. The increases can also be attributed to growth in membership and site traffic, the expansion of our advertising sales force and an increase in the number of website co-branding agreements we have entered into with our strategic partners.

    A total of $3.7 million related to the sale of radio and television advertising was included in advertising revenue for the three months ended September 30, 2000 and an aggregate of $7.6 million was included in the nine months ended September 30, 2000. Also included in advertising revenue was revenue derived from the exchange of our media and advertising services for services from or equity interest in third parties which totaled $11.3 million for the three months ended September 30, 2000 and $27.4 million for the nine months ended September 30, 2000. We did not record any revenue from integrated media sales or barter transactions during the nine months ended September 30, 1999.

    The percentage of total net revenue attributable to advertising revenue increased to 83.6% in the three months ended September 30, 2000 from 50.8% in the corresponding period ended September 30, 1999 and to 82.6% in the nine months ended September 30, 2000 from 47.9% in the corresponding period ended September 30, 1999. These increases were due primarily to an increase in the number of sites we maintain, and to a lesser extent, an increase in the number of co-branded strategic partnerships we have entered into, an increase in our site traffic and membership base and the expansion of our advertising sales force, all of which resulted in a higher volume of advertising customers.

    E-COMMERCE REVENUE. E-commerce revenue is generated by services provided by NBCi Direct, including online product sales, email marketing campaigns and lead generation. Total e-commerce revenue was $5.1 million for the three months ended September 30, 2000 and $4.4 million for the corresponding period ended
September 30, 1999. Total e-commerce revenue was $16.0 million for the nine months ended September 30, 2000 and $10.4 million for the corresponding period ended September 30, 1999. These increases in e-commerce revenue were related primarily to an increase in our membership base, which facilitated an increase in the volume of our e-list sales made through NBCi Direct, and to a lesser extent, an increase in our lead generation arrangements and in the volume and variety of products sold online.

    The percentage of total net revenue attributable to e-commerce revenue decreased to 16.4% in the three months ended September 30, 2000 from 49.2% in the corresponding period ended September 30, 1999 and to 17.4% in the nine months ended September 30, 2000 from 52.1% in the corresponding period ended September 30, 1999. These decreases were due to the fact that e-commerce revenue grew at a less rapid rate than advertising revenue during 2000, which is primarily the result of a substantial increase in our advertising inventory and a related rise in revenue, as well as advertising revenue generated by the launch of NBCi.com, our flagship broadband internet portal service.

    COST OF ADVERTISING REVENUE. Cost of advertising revenue consists primarily of bandwidth and hosting charges related to the operation of our websites, the cost of procuring content for our online properties, employee-related expenses and depreciation. Total cost of advertising revenue was $8.2 million for the three months ended September 30, 2000 and $1.3 million for the corresponding period ended September 30, 1999. Total cost of advertising revenue was $25.3 million for the nine months ended September 30, 2000 and $3.1 million for the corresponding period ended September 30, 1999. These increases can be attributed primarily to additional costs that arose concurrently with the significant increase in the number of our online properties and the resulting increase in bandwidth and hosting charges, quantity and total cost of content and the number of employees needed to support our websites.

    As a percentage of advertising revenue, cost of advertising revenue increased to 31.4% in the three months ended September 30, 2000 from 27.7% in the corresponding period ended September 30, 1999. As a percentage of advertising revenue, cost of advertising revenue increased to 33.4% in the nine months ended September 30, 2000 from 32.7% in the corresponding period ended September 30, 1999. These increases were due primarily to the inclusion of costs of advertising revenue of our wholly-owned subsidiaries acquired during 2000, as well as an increase in content costs resulting from an increase in the volume and breadth of content needed to support and populate our online properties.

    COST OF E-COMMERCE REVENUE. Cost of e-commerce revenue consists primarily of product fulfillment fees and outbound shipping and handling costs. Total cost of e-commerce revenue decreased to $2.1 million for the three months ended September 30, 2000 from $2.8 million in the corresponding period ended
September 30, 1999. Total cost of e-commerce revenue decreased to $7.3 million for the nine months ended September 30, 2000 from $7.5 million for the corresponding period ended September 30, 1999. Cost of e-commerce revenue remained consistent during the three and nine months ended September 30, 2000 and 1999. This was due to the cost of product fulfillment, which makes up the majority of our cost of e-commerce revenue, remaining fairly consistent in the first nine months of 2000 and 1999 due to consistent levels of product sales.

    As a percentage of e-commerce revenue, cost of e-commerce revenue decreased to 40.7% in the three months ended September 30, 2000 from 63.9% in the corresponding period ended September 30, 1999 and to 45.6% in the nine months ended September 30, 2000 from 71.9% in the corresponding period ended
September 30, 1999. These decreases were primarily a result of our transition from a lower-margin dealer model, whereby we recognized the full value of a sale as revenue with the corresponding cost being included in cost of revenue, to a higher-margin broker model, whereby we recognize only the transaction fee or commission as revenue. This transition resulted in lower costs and higher margins associated with our online product sales. Additionally, our costs of e-commerce revenue during 2000 included a larger percentage of costs associated with revenue generated through our e-list and direct marketing services, which have a more favorable margin than online product sales.

    OPERATIONS AND DEVELOPMENT EXPENSES. Operations and development expenses consist primarily of costs related to the enhancement and modification of our online properties, including payroll and other employee-related expenses for development and network operations personnel. Also included in operations and development expenses are depreciation, the costs of contract labor and costs associated with new development operations to improve our online properties. Operations and development expenses were $18.0 million for the three months ended September 30, 2000 and $2.2 million for the corresponding period ended September 30, 1999. Operations and development expenses were $46.1 million for the nine months ended September 30, 2000 and $4.0 million for the corresponding period ended September 30, 1999. These increases were due primarily to an increase in employee-related and contract labor expenses, an increase in the functionality and number of online properties that we develop, modify and maintain, and to a lesser extent an increase in depreciation expense resulting from the expansion of our infrastructure.

    Operations and development expenses increased as a percentage of total net revenue to 57.6% in the three months ended September 30, 2000 from 24.6% in the corresponding period ended September 30, 1999 and to 50.2% in the nine months ended September 30, 2000 from 20.0% in the corresponding period ended
September 30, 1999. These increases were due to spending for operations and development growing at a higher rate than net revenue as a result of a significant increase in headcount upon the consummation of the NBCi transactions and an increase in the number of online properties we maintain.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of payroll and related expenses for personnel engaged in sales, costs associated with directing traffic to our online properties from other websites and advertising and promotional distribution expenditures. Sales and marketing expenses were $21.7 million for the three months ended September 30, 2000 and $5.6 million for the corresponding period ended September 30, 1999. Sales and marketing expenses were $63.4 million for the nine months ended September 30, 2000 and $12.3 million for the corresponding period ended September 30, 1999. These increases were due primarily to an increase in personnel and related expenses resulting from the significant increase in our business development and sales forces required to continue to implement our sales and marketing strategy, as well as an increase in costs related to directing users to our online properties and other promotional and advertising expenses.

    Sales and marketing expenses increased as a percentage of total net revenue to 69.2% in the three months ended September 30, 2000 from 62.7% in the corresponding period ended September 30, 1999 and to 69.0% in the nine months ended September 30, 2000 from 61.8% in the corresponding period ended
September 30, 1999. These increases were due to a more rapid increase in sales and marketing expense than total net revenue, which was the result of significant growth in our sales and business development forces and increased branding, marketing and promotional expenditures.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of payroll and related expenses for general corporate functions as well as outside legal and accounting services and facilities-related expenses. General and administrative expenses were $14.9 million for the three months ended September 30, 2000 and $3.2 million for the corresponding period ended September 30, 1999. General and administrative expenses were $43.1 million for the nine months ended September 30, 2000 and $6.8 million for the corresponding period ended September 30, 1999. These increases were primarily due to increases in the number of general and administrative personnel, as well as increases in professional services and facilities-related expenses to support the growth of our infrastructure and operations.

    General and administrative expenses increased as a percentage of total net revenue to 47.5% in the three months ended September 30, 2000 from 35.5% in the corresponding period ended September 30, 1999 and to 46.9% in the nine months ended September 30, 2000 from 34.4% in the corresponding period ended
September 30, 1999. These increases were due to general and administrative expenses growing at a higher rate than net revenue, mainly as a result of the significant increase in headcount subsequent to the consummation of the NBCi transactions in November 1999.

    PROMOTION AND ADVERTISING PROVIDED BY NBC. Promotion and advertising provided by NBC consists of charges incurred in connection with an advertising agreement entered into with NBC upon consummation of the NBCi transactions in November 1999, pursuant to which we agreed to purchase advertising spots with an aggregate value of $405.0 million over a four-year period. We recorded
$26.7 million in promotion and advertising expense for the three months ended September 30, 2000, and $64.7 million for the nine months ended September 30, 2000. We did not record any promotion and advertising expense related to NBC promotions in the nine months ended September 30, 1999 as the agreement to purchase advertising from NBC had not yet been consummated.

    AMORTIZATION OF DEFERRED COMPENSATION. We record deferred compensation charges to recognize the difference between the exercise price and the deemed fair value of stock options and restricted stock we grant to certain key employees and employees of certain acquired companies. These amounts are being amortized by charges to operations over the vesting periods of the individual equity instruments, which range from three months to four years. Amortization of deferred compensation reflects charges resulting from employee stock option and restricted stock grants and totaled $4.0 million for the three months ended September 30, 2000 and $90,000 for the corresponding period ended September 30, 1999. Amortization of deferred compensation totaled $8.8 million for the nine months ended September 30, 2000 and $495,000 for the corresponding period ended September 30, 1999. These increases were the result of the additional non-cash stock compensation charges recorded in the first three quarters of 2000 related to the hiring of certain key executives.

    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. We did not record any purchased in-process research and development charges during the three months ended September 30, 2000 and 1999. We recorded purchased in-process research and development charges of $3.8 million during the nine months ended September 30, 2000 and $2.6 million during the nine months ended September 30, 1999. Charges incurred during 2000 were recognized in connection with the acquisition of flyswat. Charges incurred during the nine months ended September 30, 1999 were recognized in connection with the acquisitions of MightyMail Networks, Inc. and Paralogic Software Corporation.

    In each acquisition, the amounts allocated to purchased in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to the costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets totaled $94.7 million during the three months ended September 30, 2000 and $5.5 million during the corresponding period ended September 30, 1999. Amortization of goodwill and other intangible assets totaled $259.2 million during the nine months ended September 30, 2000 and $7.8 million during the corresponding period ended September 30, 1999. These increases during 2000 were primarily related to the NBCi transactions, which are assets amortized over periods ranging from 36 to 84 months. To a lesser extent, the additional amortization expense during 2000 is related to acquisitions entered into subsequent to September 30, 1999, including the acquisitions of AllBusiness.com, Catalyst Advisors Group, Husdawg Communications, Globalbrain.net and flyswat, which are amortized over periods ranging from 24 to 60 months. The amortization of goodwill and other intangible assets during the nine months ended September 30, 1999 was primarily associated with the acquisitions of Focused Presence, MightyMail Networks, Net Floppy, LiquidMarket, Private One and Paralogic Corporation Software, amortized over periods ranging from 24 to 42 months.

    LOSS ON IMPAIRMENT OF INTANGIBLE ASSETS. During the three months ended September 30, 2000, we recorded a non-cash loss on the impairment of intangible assets of $1.9 million related to the pending disposition of certain assets and liabilities of AllBusiness.com in connection with a transaction with BigVine pursuant to which we will receive a 47% interest in a subsidiary of BigVine and a 5% interest in BigVine. The charge represents the difference between the carrying value of the net assets to be contributed and the estimated fair value of our interest in BigVine and its subsidiaries, and is subject to adjustment depending on the actual estimated fair value of our interest at the closing date of this transaction which is expected to be in November 2000.

    INTEREST INCOME. Interest income represents interest we earned on our cash balances and marketable securities and additionally, during 2000, the interest earned on our $340.0 million note receivable from NBC. We earned $9.4 million of interest income during the three months ended September 30, 2000 and $3.2 million during the corresponding period ended September 30, 1999. We earned $29.3 million of interest income during the nine months ended September 30, 2000 and $6.2 million during the corresponding period ended September 30, 1999. These increases are due primarily to the interest earned on our $340.0 million note receivable from NBC issued as a part of the NBCi transactions, as well as the interest earned on cash received from our follow-on offering completed in February 2000.

    INTEREST EXPENSE. Interest expense represents interest charges related to notes payable and capital lease obligations and additionally, during 2000, the interest charges related to our two convertible notes payable to NBC, which have a total principal value of $370.0 million. We incurred $4.0 million of interest expense during the three months ended September 30, 2000 and $25,000 during the corresponding period ended September 30, 1999. We incurred $11.9 million of interest expense during the nine months ended September 30, 2000 and $90,000 during the corresponding period ended September 30, 1999. These increases were due primarily to the interest expense incurred related to the two convertible notes payable to NBC, which were issued as a component of the NBCi transactions consummated in November of 1999.

    LOSS ON INVESTMENTS. We recorded non-cash losses totaling $2.5 million during the three months ended September 30, 2000 related to write-downs of certain privately-held equity investments. We have not recorded losses related to equity investments in any prior periods.

    INCOME TAXES. From inception through September 30, 2000, we incurred net losses for federal and state income tax purposes and have not recognized any income tax provision or benefit. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the related deferred income tax asset meets the recognition criteria required by generally accepted accounting principles. Accordingly, a full valuation allowance has been recorded.

    LIQUIDITY AND CAPITAL RESOURCES. We have financed our operations primarily from proceeds received from the Xoom.com initial public offering in December 1998, a secondary offering in April 1999, the issuance of 960,028 shares of Xoom.com common stock to NBC in July 1999 and our follow-on offering, which was completed in February 2000.

    As of September 30, 2000, we had cash, cash equivalents and short- and long-term liquid investments of $314.2 million. We regularly invest excess funds in short-term money market funds, corporate bonds and notes, government and foreign securities and commercial paper.

    Net cash used in operating activities was $171.2 million during the nine months ended September 30, 2000 and $14.9 million during the corresponding period ended in 1999. Cash used in operating activities in the first nine months of 2000 was primarily the result of a net loss of $416.8 million, a decrease in accrued liablilities of $19.2 million, partially offset by depreciation and amortization of $278.8 million, and an increase in deferred revenue of $13.7 million due primarily to the receipt of equity instruments in exchange for services to be performed. Net cash used in operating activities for the nine months ended September 30, 1999 was primarily the result of a net loss of $18.6 million, an increase in accounts receivable related to the growth of advertising revenue of $2.5 million and an increase in other assets of $7.6 million related to an increase in long-term deposits, partially offset by depreciation and amortization of goodwill and other intangible assets of $9.6 million and in-process research and development charges of $2.6 million and an increase in accounts payable of $3.9 million.

    Net cash used in investing activities was $124.6 million during the nine months ended September 30, 2000 and $187.0 million during the corresponding period ended in 1999. Cash used in investing activities during the first nine months of 2000 was primarily the result of the purchase of investments of $210.4 million and fixed asset additions of $53.3 million, partially offset by the maturity of investments of $142.2 million. Cash used in investing activities during the nine months ended September 30, 1999 was used primarily to purchase investments of $198.5 million and the purchase of fixed assets of $6.2 million, offset by the maturity of investments of $18.5 million.

    Net cash provided by financing activities was $372.6 million during the nine months ended September 30, 2000 and $222.8 million during the corresponding period ended in 1999. Cash provided by financing activities in the nine months ended September 30, 2000 was attributable to proceeds from the issuance of common stock of $284.7 million, primarily resulting from our follow-on offering completed in February 2000, the exercise of stock options totaling
$17.0 million and from our note receivable from NBC of $71.3 million, partially offset by the repayment of notes payable and capital lease obligations of $447,000. Cash provided by financing activities in the nine months ended September 30, 1999 was primarily related to the net proceeds from the Xoom.com secondary public offering and the issuance of common stock totaling
$221.6 million and the exercise of stock options totaling $1.8 million, partially offset by the repayment of notes payable and capital lease obligations of $639,000.

    As set forth in the consolidated statements of operations, we experienced net losses for the three and nine months ended September 30, 2000 and 1999. We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and subsequently issued SFAS
No. 138, "Accounting for Certain Derivitive Instruments and Certain Hedging Activities--An Amendment to FASB Statement 133" in June 2000. We are required to adopt FAS 133 and FAS 138 on January 1, 2001. FAS 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earning in the periods in which earnings are affected by the hedged item. We do not expect the adoption of this statement to have a significant impact on our financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which was most recently amended by Staff Accounting Bulletin No. 101B on June 26, 2000 to delay the implementation date until no later than the fourth fiscal quarter for fiscal years beginning after December 15, 1999. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC and outlines the basic criteria that must be met in order to recognize revenue. We are currently evaluating SAB 101 and do not believe that the bulletin will have a significant impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is confined principally to the impact of interest rate changes and changes in the market values of our investments.

    Our exposure to interest rate risk relates primarily to our portfolio of short- and long-term cash investments, our note receivable from NBC and our convertible notes payable to NBC. We do not use derivative financial instruments in our portfolio. We invest primarily in instruments issued by high quality financial institutions and companies including demand and money market instruments and debt issued by corporations. All of our investments have maturities of less than two years. Investments in fixed and floating rate interest earning instruments carry interest rate risk in that the fair value of fixed rate securities may be adversely impacted if interest rates rise while floating rate securities may produce less interest income if interest rates fall. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.8 million decrease in the fair value of our debt securities classified as available-for-sale. Because the interest rates on the note receivable from NBC and convertible note payable to NBC are fixed, an increase in interest rates causes the fair value of the note receivable and the convertible note payable to decline and a decrease in interest rates has the opposite effect. A hypothetical 100 basis point increase in interest rates would result in a $4.6 million decrease in the fair value of the note receivable from NBC and a $14.9 million increase in the fair value of the note payable to NBC.

    We invest in equity securities of privately-held companies for the promotion of business and strategic objectives. These investments are generally in companies in the Internet industry. These investments are included in long-term investments and are accounted for using the cost method. For investments in which no public market exists, our policy is to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Impairment losses on equity investments are recorded when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. To date, we have recorded
$2.8 million of losses related to equity investments.

CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

    This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below.

OUR FAILURE TO CONTINUE TO SUCCESSFULLY INTEGRATE OUR CURRENT OPERATIONS OR THE
  OPERATIONS OF ACQUIRED COMPANIES COULD SERIOUSLY HARM OUR OPERATIONS

    Our success will depend substantially on whether we can continue to integrate our current operations or the operations of acquired companies in an efficient and effective manner. We can provide no assurance that successful integration will occur. The combination of our online properties will require, among other things, the technological integration of our websites into NBCi.com and the coordination of the sales, marketing or research and development efforts of acquired companies.

    Some of the factors contributing to the risks attendant to integration are:

    - difficulties and expenses of integrating operations, technology and personnel into our operations while preserving the goodwill of our businesses;

    - the additional financial resources that may be needed to fund our operations;

    - the potential disruption caused to the operations of businesses acquired by the need to dedicate management and other resources to consolidating them as part of NBCi.com;

    - our ability to retain employees; and

    - the difficulty of creating and maintaining uniform standards, controls, procedures and policies.

    We cannot assure you that we will be able to integrate our businesses into NBCi.com smoothly or successfully. The integration of operations will continue to require significant management resources, which may distract management's attention from our day-to-day operations.

IF OUR INVESTMENT OF RESOURCES IN DEVELOPING AND PROMOTING OUR NBCI.COM BRAND IS
  NOT SUCCESSFUL, THE RESULTS OF OUR OPERATIONS COULD BE SERIOUSLY HARMED

    As the number of Internet sites grows, brand recognition will play an increasingly important role in the success of Internet companies. Establishing and promoting our NBCi.com brands in the face of pressures from our competitors will be critical to further developing our member and user base as well as various strategic and commercial relationships. We will need to continue to devote substantial financial and other resources to increase and maintain the awareness of our NBCi.com brand among members, advertisers and e-commerce partners through:

    - web advertising and marketing;

    - traditional media advertising campaigns in television, print, radio and billboards; and

    - providing a high quality user experience.

    In September 2000, we announced an initiative to phase out our Snap.com, Videoseeker.com and Xoom.com brands by the end of 2000 and consolidate them into a flagship NBCi.com brand. This initiative could harm our revenue as a result of the loss of brand identification associated with phased-out brands, or to the extent that e-commerce customers and partners and adverstisers do not fully transition to the NBCi.com brand. Our efforts to build the new brand may not be successful. All of these factors could severely harm our future operating results. In particular, we expect that our new initiative may lead to reduced revenue and earnings for the remainder of 2000 as the NBCi.com brand consolidation is implemented.

    Further, we have agreed to purchase at least $405.0 million of promotional services from NBC over a four-year period to develop and promote our NBCi.com brand as well as our products and services. Our results of operations could be seriously harmed if this investment of financial and other resources in developing and promoting our NBCi.com brand does not generate a corresponding increase in net revenue, or if the expense of developing and promoting our NBCi.com brand becomes excessive.

WE CANNOT ASSURE YOU THAT WE WILL BE PROFITABLE BECAUSE OUR BUSINESS AND THE
  BUSINESSES COMBINED TO FORM OUR COMPANY HAVE LIMITED OPERATING HISTORIES AND HISTORIES OF LOSSES

    We and the businesses that were combined to form us have limited operating histories. We originally launched in November 1999 and recently relaunched our online properties as NBCi.com in September 2000, Xoom.com was founded in April 1996, the Snap.com website was launched in September 1997, and NBC.com, NBC-IN.com and VideoSeeker.com began operations in August 1995, October 1997 and May 1998, respectively. NBC launched CNBC.com in September 1999. In addition, Xoom.com, Snap and the Internet businesses contributed by NBC have not achieved positive annual operating cash flows, and we expect to incur net losses for the foreseeable future.

    Because of the limited operating histories of our businesses and the uncertain nature of the rapidly changing markets we serve, future results of operations cannot be predicted. Moreover, we have difficulties forecasting our revenue potential and operating expenses based on the limited historical financial data of our businesses.

    We currently expect that our operating expenses may continue to increase as we continue to build, develop and extend our NBCi.com brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Accordingly, we will need to increase revenue to be profitable. As a result, we may experience significant losses on a quarterly and annual basis. If our actual revenue is lower than predicted, we may be unable to adjust our operating expenses accordingly. If revenue do not grow as expected or increases in expenses are not in line with forecasts, our business, results of operations and financial condition could be seriously harmed. If our operating results in any period fall below the expectations of securities analysts and investors, the market price of our shares would likely decline.

OUR BUSINESS FACES RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY EARLY STAGE
  COMPANIES

    Our business faces risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those involved in the Internet and in e-commerce. These risks include the following uncertainties and potential adverse developments:

    - the uncertainty of the level of use of the Internet and online services and the acceptance of the Internet and other online services and products such as those we offer;

    - the lack of success of our proposed business model on the Internet;

    - our failure to continue to build, develop and extend our NBCi.com brand;

    - our inability to obtain needed financing;

    - higher than anticipated marketing costs that we will need to incur to build, maintain and enhance our NBCi.com brand;

    - our inability to generate significant advertising, e-commerce or premium service revenue;

    - our inability to maintain and increase levels of traffic and membership on our websites or to manage rapidly expanding operations effectively;

    - the emergence of new services offered by our competitors that affect the level of traffic on our websites and our ability to expand our membership base;

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

    - our inability to upgrade, develop and deploy our network, systems and infrastructure and attract new personnel in a timely and effective manner; and

    - the failure of our server and networking systems to handle traffic on our websites efficiently.

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

    In the near-term, a substantial portion of our net revenue is expected to be from short-term advertising contracts, usually one to two months in length. As a result, our quarterly operating results will be a function of the contracts we enter into within the quarter and our ability to adjust spending in light of any net revenue shortfalls. Thus, the cancellation of even a small number of advertising contracts could significantly affect our operating results. Our operating expenses are likely to increase significantly over the near term. To the extent that our expenses increase but our revenue do not, our business, operating results and financial condition may be seriously harmed.

    Advertising revenue are also subject to seasonal fluctuations. Historically, advertisers spend less in the first and third calendar quarters and user traffic on online media properties has been lower during the summer and during year-end vacation and holiday periods. As a result, we have experienced and expect to continue to experience fluctuations of our results of operations throughout the year, which may significantly harm our business and financial condition.

OUR ADVERTISING REVENUE MAY BE AFFECTED BY THE LOSS OF TRAFFIC ON OUR WEBSITES

    Advertising revenue is linked to the level of traffic on our websites, so if traffic is less than the level expected by our advertising customers, revenue from this source could be reduced. We have some advertising contracts that include a guaranteed minimum number of impressions on our websites. Reduced traffic on our websites would cause us to fall short in meeting these minimum requirements. Furthermore, with the integration of our online properties in September 2000, it is possible that our traffic may decrease and have an adverse affect on our revenue.

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

    The ability to generate significant advertising revenue will depend upon:

    - the development of a large base of users of services possessing demographic characteristics attractive to advertisers;

    - the ability to continue to develop and update effective advertising delivery and measurement systems; and

    - advertising rates, which may fall based on increased competition from online companies and offline media.

    No standards have yet been widely accepted for the measurement of the effectiveness of web-based advertising. Advertisers may determine that banner advertising, which currently comprises a substantial portion of our revenue, is not an effective advertising medium. If other forms of web-based advertising prove more popular than banner advertisements, we may not be able to change our operations to take advantage of such forms. Advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may adversely affect the viability of advertising on the Internet. Our advertising customers may not accept the internal and third-party measurements of impressions received by advertisements on our online media properties and such measurements may contain errors. We rely primarily on our internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including risks associated with the recruitment, retention, management, training and motivation of sales personnel. As a result of these factors, we may not be able to sustain or increase advertising sales levels. Failure to do so may harm our business, operating results and financial position.

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

    We continue to face increased competition with other entities for desirable acquisition targets. Like several of our competitors and other Internet companies, we expect to issue common stock in future acquisitions. If the market price of our Class A common stock suffers declines disproportionate relative to our competitors or fails to keep pace with any increases in the price of the stock of our competitors, we may not be able to compete with other entities for desirable acquisition candidates. Our inability to acquire complementary businesses, products and technologies may seriously harm our business and results of operations.

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

    A part of our business model relies on using our community platform and membership base to generate revenue from different sources. To be profitable, we will need to provide goods and services that are attractive to our members, advertisers and vendors. We previously relied on member-generated content and the "grassroots" voluntary promotional efforts of our members to develop and maintain our profile as a community site. A decline in voluntary promotional activities by the members or member-generated content could make our community services less attractive.

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

    Our business has developed systems for maintaining its websites, processing transactions and managing orders internally. If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer from slower response times, problems with customer service and delays in reporting accurate financial information.

    We use network servers that are housed separately by application at Exodus Communications, Inc. in Santa Clara, California and GlobalCrossing Global Center in Sunnyvale, California. Our websites are connected to the Internet via multiple links 24 hours a day, seven days per week by Exodus and GlobalCrossing. Exodus and GlobalCrossing also provide and manage power and maintain the correct environment for our networking and server equipment. We manage and monitor our servers and network remotely from our headquarters in San Francisco, California. We strive to rapidly develop and deploy high-quality tools and features into our systems without interruption or degradation in service.

    Although agreements with hosting companies will give us remedies for service interruptions, we cannot guarantee that:

    - we will have uninterrupted access to the Internet;

    - our members and users will be able to reach our websites; or

    - communications via our websites will be secure.

    Any disruption in the Internet access provided by our hosting companies, or any interruption in the service that our hosting companies receive from other providers, or any failure of our hosting companies to handle higher volumes of Internet users to our websites, could seriously harm our business, results of operations and financial condition.

    Despite precautions taken by our businesses and by the companies that host our websites, our systems are susceptible to natural and man-made disasters such as earthquakes, fires, floods, power loss and sabotage. Our systems also may be vulnerable to disruptions from computer viruses and attempts by hackers to penetrate our network security.

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

    We must continue to expand and adapt our system infrastructure to keep pace with the increase in the number of members who use the free services we provide. Demands on our infrastructure that exceed current forecasts could result in technical difficulties with our websites. Any system failure that interferes with access to our websites and use of the free services we provide could diminish the level of traffic on our websites. Continuing or repeated system failures could impair our reputation and our brand names and reduce our commerce and advertising revenue. At present, we do not know if we will be able to scale the systems to handle a larger amount of traffic at higher transmission speeds. Expanding the network infrastructure will require substantial financial, operational and management resources, all of which could harm our financial results and operations.

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

    ORDER FULFILLMENT: We continue to rely on other companies for critical aspects of our e-commerce business. For example, Banta Global Turnkey Corporation is primarily responsible for fulfilling orders for products and services sold via our websites and in response to direct e-mail marketing. If our relationship with Banta were to terminate without sufficient advance notice, our operations would be negatively affected, even if we were able to quickly establish a relationship with a comparable vendor to fulfill orders. The success of our specific e-mail direct e-commerce campaigns depends on the timely supply of inventory by the manufacturers and suppliers of the products we offer for sale to our members. The failure of the suppliers on whom we depend would adversely affect the results of our operations.

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

    DISTRIBUTION RELATIONSHIPS: In order to create traffic for our online properties and make them more attractive to advertisers and consumers, we have distribution agreements and informal relationships with leading web browser providers and portals, operators of online networks and leading websites, manufacturers of Internet devices and computer manufacturers. These distribution arrangements typically are not exclusive, and may be terminated upon little or no notice. Third parties that provide distribution typically charge fees or otherwise impose additional conditions on the listing of our online properties. Any failure to cost-effectively obtain distribution could seriously harm our business, results of operations and financial condition.

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

    Some of the technology to be incorporated into our websites is based on technology licensed from third parties. As we continue to introduce new services, we may need to license additional technology. If we are unable to license needed technology in a timely manner and on commercially reasonable terms, we could experience delays and reductions in the quality of our services, all of which could seriously harm our business and results of operations. Our reputation and the value of our proprietary information could also be adversely affected by actions of third parties to whom we license our proprietary information and intellectual property. If someone asserts a claim relating to proprietary technology or information against us, it may be necessary to seek a license to such intellectual property. We cannot assure you, however, that we will be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain any necessary licenses or other rights could seriously harm our business and results of operations.

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

WE FACE LIABILITY FROM LEGAL PROCEEDINGS THAT COULD SERIOUSLY HARM OUR BUSINESS
  AND RESULTS OF OPERATIONS

    We face liability from legal proceedings, as described on page 41. An unfavorable outcome in any matters that we are currently litigating could seriously harm our business and results of operations and the market price of our Class A common stock.

IF OUR CAPITAL IS INSUFFICIENT TO PROMOTE OUR BUSINESS, AND IF WE CANNOT OBTAIN
  NEEDED FINANCING, WE WILL BE UNABLE TO PROMOTE OUR BRAND NAMES, EXPLOIT ACQUISITION OPPORTUNITIES AND OTHERWISE MAINTAIN OUR POSITION RELATIVE TO OUR COMPETITORS

    We believe we have sufficient capital resources to support our operations at least for the next 12 months. Nevertheless, we anticipate that we will need to raise funds to maintain and develop our position in the marketplace. It may be difficult or impossible for us to obtain financing on favorable terms, if at all. Neither GE nor its affiliates, including NBC, has made any commitment to provide financing to us. We cannot assure you that there will be a market for our securities at any time when we may seek to raise needed funds by equity financing. Raising funds by issuing equity securities or convertible debt securities will dilute the percentage ownership of our stockholders, subject to NBC's exercise of its preemptive rights, and we cannot assure you that an offering of securities would be completed successfully. Also, new securities we may issue could have rights senior to the rights of our common stock. If we cannot obtain needed financing, we could jeopardize our ability to complete the integration of our web properties and otherwise meet our business plan and we will likely be unable to promote the NBCi.com brand name, take advantage of acquisition opportunities and otherwise maintain our position relative to that of our competitors, which could seriously harm our business and results of operations.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE AND OUR RELATIONSHIP WITH NBC

BECAUSE NBC HAS SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND STRATEGY, THE
  ABILITY OF THE HOLDERS OF OUR CLASS A COMMON STOCK TO DETERMINE THE OUTCOME OF MATTERS REQUIRING A STOCKHOLDER VOTE IS REDUCED

    As of September 30, 2000, NBC and its affiliates owned approximately 39.2% of our outstanding common stock. If the convertible notes held by NBC are converted, this ownership interest could increase up to approximately 44.3%, although such conversion cannot occur until November 30, 2000. Even before the convertible notes are converted, however, CNET has agreed to vote its shares of Class A common stock in the same manner as NBC with respect to change in control transactions involving us, enabling NBC to determine the outcome of such vote. In addition, NBC and its affiliates have rights to maintain their percentage ownership in the event of dilutive issuances of stock by us. As a result, NBC may be able to exercise significant influence in the future over many matters requiring approval by our stockholders, including amending our certificate of incorporation, the issuance of additional shares of our Class B common stock or the adoption of a stockholders rights plan.

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

NBC'S RELATIONSHIPS WITH OUR STRATEGIC PARTNERS LIMIT OUR ABILITY TO ENTER INTO
  STRATEGIC RELATIONSHIPS AND TO PROVIDE NEWS, INCLUDING SPORTS AND BUSINESS NEWS, ON OUR WEBSITES

    NBC's relationships with our existing strategic partners and our future relationships with partners may limit our ability to enter into other strategic relationships or provide services that we might otherwise offer on our websites. For example, NBC has a relationship with Microsoft that limits in significant respects the ability of NBC and its affiliates to provide news, including sports and business news, on any website other than MSNBC.com. Consequently, our ability to develop and present news content on our sites is limited, and our efforts must be consistent with these restrictions. In addition, the ability of NBC and its affiliates to deliver business news video on an interactive basis via the Internet is restricted by the terms of NBC's joint ventures with Microsoft and Dow Jones. We may enter into similar or other non-competition arrangements with strategic partners that may limit our ability to engage in or provide some activities or services.

WE ARE SIGNIFICANTLY DEPENDENT UPON THE QUALITY OF THE NBC BRAND

    A deterioration in the quality or value of the NBC brand or the termination of the brand integration and license agreement may seriously harm our business, operating results and financial condition. Our licensed use of the NBC brand is a critical aspect of our efforts to retain, attract and expand our user and advertiser base, both through the advertising and promotion we will purchase on the NBC television network as well as the inclusion of the NBC brand on our websites. The television industry is characterized by a small number of participants with significant financial resources and substantial experience in a wide variety of media, and consequently is extremely competitive. The success of each television network is often dependent upon its ability to deliver programming that appeals to viewers. Television programming often requires substantial lead time to develop and produce, and seasonal network schedules are typically designed months before actually being aired. This limits a network's flexibility to alter programming to respond to changes in viewers' tastes. The relative ranking of television networks fluctuates continuously. Each network conducts its own research and obtains research from third parties in order to evaluate its appeal to a complex variety of demographic groups, and each network uses this information to promote its television programming and negotiate pricing with advertisers. While NBC has enjoyed significant success in broadcast and cable television and we expect it to continue to devote efforts to continuing this success, we cannot be assured that NBC television programming will continue to appeal to viewers generally, or to the particular demographic groups valued by advertisers. Consequently, we cannot predict the extent to which use of the NBC brand will have a positive effect on our ability to attract users and advertisers. In addition, NBC may terminate the brand integration and license agreement if, among other reasons, its percentage ownership in us declines to 5% or less, or if there is a change in control of us.

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

    To remain competitive, we must continue to enhance and improve the functionality, features and content of our websites. We may not be able to successfully maintain competitive user response times or implement new features and functions, as these changes will likely involve the development of increasingly complex technologies. Personalized information services, such as our web-based e-mail services, message boards, stock portfolios and our community features, require significantly greater expenses than our general services. We cannot guarantee that these higher expenses will be offset by additional revenue.

    A key element of our business strategy is the development and introduction of new branded online properties targeted for specific user groups with particular demographic characteristics and geographic concentration. We may not be successful in developing, introducing and marketing such products or media properties and such properties may not achieve market acceptance, enhance our brand name recognition or increase user traffic. Furthermore, enhancements of or improvements to our websites or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name. If we fail to effectively develop and introduce new properties, or those properties fail to achieve market acceptance, our business, results of operations and financial condition could be seriously harmed.

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

    We compete with many other providers of online navigation, information and community services, such as AltaVista, America Online (including AOL.com, Netcenter and ICQ), Disney (including the GO Network, which is jointly operated with Infoseek), Excite@Home, Lycos (including HotBot and Tripod), Microsoft Corporation (including msn.com) and Yahoo! (including GeoCities and Broadcast.com).

    We compete directly with a great number of other Internet sites and other media companies across a wide range of different online services with advantages in technical expertise, brand recognition and other factors, including:

    - metasearch services and software applications that allow a user to search the databases of several directories and catalogs simultaneously;

    - database vendors that offer information search and retrieval capabilities with their core database products;

    - web-based e-mail and instant messaging services either on a stand-alone basis or integrated into other products and media properties;

    - online merchant hosting services and the entry of an increasing number of companies selling goods and services on the Internet;

    - online content websites such as ESPN.com and ZDNet.com;

    - online local interactive content websites, such as America Online's Digital City, Excite@Home's City Guides, Lycos City Guides, Ticketmaster Online-CitySearch and Yahoo! Get Local;

    - online video broadcast services, such as CNN VideoSelect, FoxNews and RealNetworks;

    - business portals such as Digital Work, Office.com, Onvia and Smartonline.com;

    - online community websites, such as GeoCities, iVillage, theglobe.com, Tripod and WhoWhere; and

    - potential new entrants in any one or all of these areas, or new areas not considered.

    In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide such capabilities. Any of these acquisitions could be dilutive to our stockholders.

    Our carriage agreement with CNET limited CNET's ability to compete with Snap in providing a broad based information, navigation and content aggregation service. These restrictions, however, no longer applied after May 9, 2000. As a result, CNET could become a competitor of ours. Competition from CNET could seriously harm our business.

WE COULD BE SUBJECT TO LIABILITY FOR ONLINE CONTENT THAT MAY NOT BE COVERED BY
  OUR INSURANCE

    The nature and breadth of information disseminated on our websites and through the sites of our members could expose us to liability in various areas, including claims relating to:

    - product information and reviews we offer;

    - the content and publication of various materials based on defamation, libel, negligence, personal injury and other legal theories;

    - copyright or trademark infringement and wrongful action due to the actions of third parties;

    - use of third party content made available through our websites or through content and material posted by members on their home pages or in chat rooms and bulletin boards; and

    - damages arising from the use or misuse of the free e-mail services we offer.

    Claims of these kind against us could result in us incurring substantial costs and could also be a drain on our financial and other resources. If the number or severity of claims of this nature were significant, we would need to implement measures to reduce our exposure and potential liability. In addition to being a drain on our resources, this could also require taking measures that could make our services less attractive to our members and visitors. This in turn could reduce traffic on our websites, negatively impact our member and user base, and reduce our revenue from e-commerce and advertising. Our general liability insurance may be insufficient to cover expenses and losses arising in connection with any claims against us. To the extent our insurance coverage does not cover liability or expenses we incur, our business and results of operations would be seriously harmed.

E-COMMERCE ACTIVITIES MAY EXPOSE US TO UNCERTAIN LEGAL RISKS AND POTENTIAL
  LIABILITIES

    As part of our business, we enter into agreements with sponsors, content providers, service providers and merchants under which we are entitled to receive a share of revenue from the purchase of goods and services by users of our websites. In addition, we provide hosting and other services to online merchants. These types of arrangements may expose us to additional legal risks and uncertainties, including potential liabilities relating to the products and services offered by such third parties.

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

    The e-commerce market is extremely competitive, and we expect intense competition from an ever increasing number of companies selling goods and services over the Internet. These competitors include: traditional retailers, various mail-order retailers, Internet-focused retailers, manufacturers that sell directly over the Internet and many software companies. We also expect new competitors to emerge.

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

RECENT ALLIANCES HAVE RESULTED IN COMPETITORS OFFERING A BROADER VARIETY OF
  INTERNET RELATED SERVICES THROUGH MORE INTEGRATED WEBSITES AND THE USE OF PROMINENT SEARCH BUTTONS TO DIRECT TRAFFIC, WHICH MAY MAKE IT MORE DIFFICULT FOR INTERNET USERS TO FIND AND USE OUR PRODUCTS AND ONLINE PROPERTIES

    Recent acquisitions and alliances have resulted in and will continue to result in greater competition as more users of the Internet consolidate to fewer services that incorporate search and retrieval features. In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, web browsers offered by Microsoft and by America Online's Netscape increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find and use our products and services.

    In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home pages. For example, Microsoft announced that it will feature and promote Internet search services and directory services in the Microsoft Network and other Microsoft online properties. Such search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser and other software applications, and Microsoft may promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as WebTV Networks. Each of these situations creates a potential competitive advantage over us because Internet navigational offerings of competitors may be more conveniently accessed by users.

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

    Our success depends to a significant degree upon the contributions of our executive management team, as well as our technical, marketing and sales personnel. Our employees may voluntarily terminate their employment with us at any time. Our success also depends upon our ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. In addition, competition for qualified employees is intense, specifically in the areas of website development, design and integration. The loss of key personnel, or the inability to attract and retain additional, qualified personnel, could significantly harm our results of operations.

    As part of our effort to reduce our cost structure, we have decreased our headcount from a year-high of 853 employees, including AllBusiness.com, to 719 employees, including AllBusiness.com, as of September 30, 2000. Most of these reductions came as a result of the elimination of staff positions, including the position of President and COO, of which those responsibilities have been transitioned to NBCi's CEO, William Lansing. Furthermore, Chris Kitze, NBCi's former CEO, resigned from his position as Vice Chairman of NBCi's board of directors. NBCi is currently evaluating a solution to the board vacancy.

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

TRADING RISKS

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE BASED ON A NUMBER OF
  FACTORS, SOME OF WHICH ARE NOT IN OUR CONTROL

    The trading price of our Class A common stock has been and may continue to be highly volatile. For example, during the nine months ended September 30, 2000, the closing price of our Class A common stock ranged from $100.17 to $6.19, and subsequently closed at $7.25 on November 1, 2000. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

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

    - additions or departures of key personnel; and

    - sales of securities by us or our stockholders.

    In addition, the Nasdaq National Market, where most publicly-held Internet companies are traded, has recently experienced extreme price and volume fluctuations. The stock prices of many Internet companies trade at multiples of earnings or revenue which have fluctuated greatly due to both market and individual stock performance. Such broad market and industry fluctuations have and may continue to cause the market price of our Class A common stock to decline, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On November 1, 2000, NeoPlanet, Inc. filed a lawsuit against flyswat, Inc., our wholly-owned subsidiary, alleging breach of a distribution agreement as well as various other related claims. NeoPlanet is claiming damages of approximately $5.0 million. We believe that this lawsuit is without merit and intend to defend this suit vigorously.

    On July 25, 2000, counsel to WebNext S.p.A. sent a demand letter to us claiming to have exercised a "put right" with respect to an internet site in Italy in which we have a major interest. The demand letter alleged that the value associated with such put to be in the range of $10.0 to $15.0 million. In addition, WebNext has threatened to proceed to arbitration if this amount is not paid. By letter dated September 19, 2000, we responded to the demand letter by denying the allegations for a number of reasons, including our view that the put right and the potential value associated with such right are indeterminable. We intend to defend this matter vigorously.

    On June 22, 2000, Sentius Corporation filed a suit against flyswat, our wholly-owned subsidiary, for patent infringement. flyswat was served with the complaint on July 5, 2000. Sentius claims that flyswat is currently infringing upon its patent for "System and method for linking streams of multimedia for reference material for display." flyswat has received a written legal analysis and opinion that its products and services do not infringe the patent. We believe that this lawsuit is without merit and intend to defend this suit vigorously. flyswat filed an answer to this complaint in August 2000.

    Natrificial LLC, dba thebrain.com, filed a lawsuit against us in April 2000 in the United States District Court, Central District of California alleging trademark infringement, violation of the Lanham Act, and unfair competition. thebrain.com alleges that NBCi's use of the Globalbrain name and logo infringes thebrain.com's "family" of brain-related trademarks. NBCi has promoted the Globalbrain name and logo on the Snap website and on television commercials for Snap search functionality. We have licensed the Globalbrain technology and trademarks from Globalbrain, and have tendered defense of this claim to Globalbrain. thebrain.com has been granted a preliminary injunction and is seeking a permanent injunction against both us and Globalbrain to prevent further use of the Globalbrain marks and for damages and fees. In
September 2000, we settled the litigation under confidential terms.

    The two founders of LiquidMarket, Inc., a company acquired by Xoom.com, each left NBCi at the time of the Xoom.com/LiquidMarket closing. Certain unvested shares held by these individuals were not repurchased pursuant to the repurchase option in the employee stock restriction agreement within the appropriate time period. As a result, each is claiming damages of approximately $1.0 million. We intend to defend this matter vigorously.

    In September 1998, Zoom Telephonics, Inc. filed a lawsuit against Xoom.com alleging trademark infringement and related statutory violations. We believe that the claims asserted by Zoom Telephonics are without merit, and intend to vigorously defend against them. In June 2000, the court by order denied Zoom Telephonics' motion for a preliminary injunction. In August 2000, both parties stipulated to the entry of an order of dismissal of the action without prejudice subject to certain conditions regarding jurisdiction of future claims.

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright in certain images that a third party, Sprint Software Pty Ltd, had licensed to Xoom.com. Some clip art images that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product and licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. We believe the possible range of liability related to this matter is from $0 to $10.0 million; however, we believe it is unlikely that the liability would exceed $1.0 million. Accordingly, we reserved $1.0 million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. Based on information available to date, management does not believe that the ultimate outcome of this matter will seriously harm our financial position, results of operations and cash flows.

    In February 2000, International Microcomputer Software, Inc. ("IMSI") notified us that it intends to make a claim for indemnification pursuant to a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline. The judgment resulted from an arbitration award pertaining to a contract between Imageline and IMSI. We have notified IMSI that it denies any duty to indemnify IMSI in connection with its contractual dispute with Imageline. Additional third parties may ask us to indemnify them in connection with disputes with Imageline.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report of Form 10-Q.

    (b) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                          NBC INTERNET, INC.

Date: November 6, 2000

                                          By: /s/ ANTHONY E. ALTIG
--------------------------------------------------------------------------------

                                                 CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                     DOCUMENT
---------------------   ------------------------------------------------------------
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

        10.10           Voting and Right of First Offer Agreement between National
                        Broadcasting Company, Inc. and CNET, Inc.(3)

        10.11           Loan Agreement between Xoom.com, Inc. and Sand Hill Capital,
                        LLC, dated as of November 3, 1998(1)

        10.12           Amended and Restated Letter Agreement between Bank of
                        America National Trust and Savings Association and Snap!
                        LLC, dated September 14, 1999(1)

        10.13           Agreement of Lease between Eleven Penn Plaza LLC and
                        Xoom.com, Inc., dated March 16, 1999(1)

       EXHIBIT
       NUMBER                                     DOCUMENT
---------------------   ------------------------------------------------------------
        10.14           Preferred Carriage Agreement by and between CNET, Inc.,
                        National Broadcasting Company, Inc., NBC Multimedia, Inc.
                        and Snap! LLC., dated September 30, 1998(1)

        10.15           Addendum to Preferred Carriage Agreement between CNET, Inc.
                        and Snap! LLC, dated September 30, 1998(1)

        10.16           Addendum to the Snap Agreements by and among CNET, Inc.,
                        National Broadcasting Company, Inc., NBC Multimedia, Inc.
                        and Snap! LLC., dated May 9, 1999(1)

        10.17           Form of Severance Agreement by and between Xoom.com, Inc.
                        and Laurent Massa(1)

        10.18           1999 Stock Incentive Plan(1)

        10.19           Stock Purchase Agreement by and between Xoom.com, Inc. and
                        National Broadcasting Company, Inc., dated September 11,
                        1999(1)

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