Form 10-K
period 2000-12-31
NBC INTERNET INC
filed 2001-03-29
CIK 1089754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27899

NBC INTERNET, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State of Incorporation)	94-3333463 (I.R.S. Employer Identification No.)

225 BUSH STREET
SAN FRANCISCO, CALIFORNIA 94104
(415) 375-5000
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $0.0001 Par Value

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based on the closing sale price of the Class A common stock on the Nasdaq National Market System on February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $73,842,156. Shares of Class A common stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares outstanding of Registrant's Class A common stock, $0.0001 par value, was 39,017,110 at February 28, 2001. The number of shares outstanding of Registrant's Class B common stock, $0.0001 par value, was 24,550,708 at February 28, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year by this Form 10-K.

NBC INTERNET, INC.
TABLE OF CONTENTS

    The following Annual Report on Form 10-K includes forward looking-statements. All statements made other than statements of historical fact are forward-looking. We generally use words such as "anticipates," "believes," "expects," "future," and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Given the emerging nature of the internet and online advertising, potential changes in general economic conditions, and the various other risk factors discussed below, actual results may differ materially. We intend to continue our practice of not updating forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

    Forward-looking statements are inherently difficult to predict. Actual results could differ materially for a variety of reasons, including the growth of our company, continued acceptance of the Internet as an advertising medium, ability to attract and retain advertising revenue, maintenance of our website traffic, continuation of the Internet as a viable commercial marketplace, promotion and development of our online brand, NBCi.com, possible impairment of our long-lived assets, decrease in revenue, continued integration of our web properties, continuation of our strategic relationships with suppliers, customers and NBC, and meaningful protection of our intellectual property rights. Other risks and uncertainties include our limited operating history, anticipated losses, potential fluctuations in quarterly operating results, seasonality, consumer trends, competition, adverse consequences arising from system interruptions, risks associated with management of potential growth, and risks of new business areas, business combinations, strategic alliances, and the economy in general. More information about factors that potentially could affect our financial results is included in our filings with the Securities and Exchange Commission and in Item 7 of this document under the heading "Certain Risk Factors That May Impact Future Operating Results."

PART I

Item 1. BUSINESS

Overview

    We are an integrated Internet media company that combines portal, community, online and on-air advertising, and e-commerce services designed to deliver a comprehensive, next-generation online experience to a domestic audience under a nationally recognized brand name. According to Media Metrix reports, our online property ranked in the top fifteen of the most visited sites on the Internet in December 2000 with over 15.9 million unique visitors. We believe that we deliver to our customers enhanced branded services and content and that we place a growing emphasis on offering services that take advantage of Internet ubiquity and broadband access. During 2000, we combined our various website assets, including the former Snap.com and Xoom.com, NBCi.com, NBC.com, VideoSeeker.com, and content from AccessHollywood.com, under the NBCi brand. We combine the NBC media brand and related content with our complementary portal and navigation services and community and direct e-commerce services site to deliver to a broad audience what we believe to be a comprehensive, entertaining, and compelling Internet experience. In addition, our advertising customers can purchase integrated online and on-air advertising packages. We believe our core services will provide the foundation for a next-generation media company whose integrated packages and community orientation will reach a diverse user base through a variety of interactive media, including the Internet, broadcast and cable television, and radio.

    We believe that our services create an environment that attracts users, which we define as people who access our website, and encourages both longer and repeat visits as well as customer loyalty, resulting in a large base of registered members, which we define as users who register on our website providing us with personal information. These services are focused on generating both advertising and

e-commerce revenue by allowing advertisers and merchants to reach a broad and segmented audience of Internet users. Our portfolio of services includes:

  •
  Information Services: free directory, global resources and information, local and personalized content, and personal finance information;

  •
  Entertainment Services: free rich media and broadband content, user-generated content, chat rooms, and online greeting cards;

  •
  Utility Services: free e-mail, search engine, web development tools, home pages, digital user storage, and software libraries; and

  •
  E-commerce Services: business-to-consumer services, such as auctions, shopping directory, and database marketing.

    We believe our ability to aggregate information about our consumers' interests across these online services, in combination with our ability to coordinate on-air advertising with our media partners, will provide cross-selling and promotional opportunities that distinguish us from most of our competitors in the Internet industry. In addition, we have the ability to target customers with advertising and e-commerce opportunities using demographic data and information on buying habits, services used, and lifestyle interests. This information is collected on a permission basis, and we use it to assist advertisers in focusing on and monitoring the effectiveness of their presentations, as well as to offer relevant e-commerce opportunities. We facilitate these transactions through our direct e-commerce platform and database management system.

    Registered members on our various properties totaled over 27 million as of December 31, 2000, with new members registering at the rate of approximately 30,000 per day during the three months ended December 31, 2000. During the three months ended December 31, 2000, average daily pages viewed were 30.9 million. Advertising directed to these users generated $102.0 million in revenue from advertising and $20.9 million in revenue from e-commerce during the year ended December 31, 2000.

Company Background

    NBCi was formed on November 29 and 30, 1999, as a result of the transactions contemplated by the agreement and plan of contribution and merger, dated as of May 9, 1999, as amended on October 20, 1999, among us, CNET, Inc., Xoom.com, Xenon 3, Inc., and Snap! LLC and by the second amended and restated agreement and plan of contribution, investment, and merger dated as of July 8, 1999, as amended on October 20, 1999, among us, NBC, GE Investments Subsidiary, Inc., Neon Media Corporation, and Xoom.com. As a result of these transactions, Xoom.com and Snap became our wholly-owned subsidiaries, and we became the owners of the businesses related to NBC.com, NBC-IN.com, and VideoSeeker.com, and of a 10% ownership interest in CNBC.com LLC.

    On February 3, 2000, we completed a follow-on offering of our Class A common stock and issued 4,600,000 shares at a price of $81.38 per share. Of the 4,600,000 shares of Class A common stock sold in the offering, 3,650,000 were sold by us and 950,000 shares of Class A common stock were sold by existing stockholders. We received net proceeds from the offering of approximately $279.4 million. Concurrent with our follow-on offering, there was also a public offering of hybrid equity securities known as Trust Automatic Common Exchange Securities, or TRACES, by the NBCi Automatic Common Exchange Securities Trust, which issued 1,250,000 of these securities to the public.

    During September 2000, we combined and rebranded all of our Internet properties as NBCi.com. This was done to take advantage of the significant recognition of the NBC brand. We believe that we will be more successful by focusing all of our marketing and branding efforts under a single unified brand. The services and functionality previously provided by the former Xoom.com, Snap.com, and our other Internet properties are now provided as channels within NBCi.com.

Recent Events

    On March 7, 2000, we acquired 100% of the outstanding shares of AllBusiness.com Inc., a web service designed to be a virtual partner for small and growing businesses. As consideration for the purchase, we issued 4,083,021 shares of our Class A common stock with a fair value of $52.54 per share and assumed options to purchase 997,845 shares of our Class A common stock.

    On March 22, 2000, we acquired 100% of the outstanding shares of Husdawg Communications, Inc., an online electronic software registration company. As consideration for the acquisition, we issued 141,963 shares of our Class A common stock with a fair value of $47.92 per share. We also assumed options to purchase 9,015 shares of our Class A common stock.

    On May 31, 2000, we acquired 100% of the outstanding shares of flyswat, Inc., a company that develops technology that creates links to relevant Internet content and commerce services on any website or personal document. As consideration for the purchase of flyswat, we issued 942,868 shares of our Class A common stock with a fair value of $40.65 per share, and forgave a note receivable amounting to $4.5 million. We additionally assumed options to purchase 198,173 shares and warrants to purchase 13,449 shares of our Class A common stock. In November 2000, as a result of an earn-out provision of the original acquisition, 478,393 shares of our Class A common stock with a fair value of $4.31 per share were issued from escrow to the former flyswat shareholders.

    Also on May 31, 2000, we acquired the remaining 90% of the outstanding shares of GlobalBrain.net, Inc., a company that developed search technology that passively learns and customizes search results. Prior to this acquisition, we owned 10% of the outstanding shares of GlobalBrain. As consideration for the purchase, we issued 293,962 shares of our Class A common stock with a fair value of $20.48 per share and assumed options to purchase 26,868 shares of our Class A common stock. Subject to the successful completion of certain performance measures over an 18-month period, we may also issue up to 137,500 additional shares of our Class A common stock, which were placed in escrow on the date of the acquisition. In November 2000, we released 45,833 shares of common stock from escrow to the former GlobalBrain shareholders.

    On November 22, 2000, we completed a transaction whereby we contributed our ownership interest in AllBusiness and $16.1 million in cash to a subsidiary of BigVine, Inc., or BigVine, a leading online barter marketplace for small businesses, in exchange for a 47% ownership interest in a BigVine subsidiary and an approximate 5% interest in BigVine, for a combined ownership percentage of 49.9% in the entities.

    Beginning in July 2000, as a result of a softening advertising market and other economic difficulties facing many Internet companies, including depressed stock prices and tight capital markets, we implemented a plan to significantly reduce our operating costs. This plan included exiting certain areas of our business, such as our planned international expansion, and reducing our workforce. We reduced our number of employees from approximately 720 employees, excluding employees of AllBusiness, at July 31, 2000 to approximately 500 employees at December 31, 2000. During January 2001, as a result of deepening weakness of the advertising market, we further reduced our workforce to approximately 400 employees. As of February 28, 2001, we had approximately 370 employees.

Strategy

    By providing a broad array of online products and utilities combined with professionally created and user-generated content in a single service, we are developing leading integrated media properties on the Internet. We have been upgrading and expanding our portfolio of services to create a more entertaining and dynamic online experience. We believe this focus will enable us to grow our registered user base and increase the level of Internet traffic on our site. We also capture relevant data about our users to enhance our database of user demographics and to provide them with more personalized services. A key element of our business strategy is the development and introduction of new services designed for specific user groups with particular demographic characteristics and geographic concentration. To accomplish these goals, we have put into place and continue to use the following strategies:

  •
  building and enhancing our brand;

  •
  increasing content and service offerings to grow our user base;

  •
  creating a valuable advertising and e-commerce franchise;

  •
  aggregating users around selected vertical content areas;

  •
  leading next-generation broadband and wireless initiatives; and

  •
  cross media promotion, including the use of online, television, and radio mediums.

    Under our brand integration and license agreement with NBC, we are the exclusive vehicle for NBC to operate a general portal service, a broad-based community service, and a direct e-commerce service. Our NBC relationship offers us opportunities to access content and extend our brand awareness in defining the next-generation Internet user experience. Our goal is to leverage NBC's extensive advertising relationships to create ways for advertisers to reach consumers by capitalizing on synergies between on-air and online media. We also have entered into a multi-year television network advertising agreement with NBC enabling us to market our integrated services to viewers of the NBC television network.

    This relationship, combined with our offering of free services and content, as well as our large and diverse range of active communities, encourages users of our website to become members. Finally, with our proprietary consumer database of purchasing information, we offer advertisers and e-commerce partners the ability to deliver targeted messages and product offerings to our members.

    We have been building our business-to-consumer e-commerce platform by aggregating buyers, creating targeted promotional opportunities for high quality products and services, and enhancing the user experience to encourage completion of online transactions. We will continue to derive revenue from the sale of integrated media packages, which can include online and on-air advertising and e-commerce services. We also earn revenue from e-commerce sales, which mainly consist of direct marketing via the Internet through our e-list management and database marketing division and sales of products and merchandise either directly to our members or through sales referral commissions.

Products and Services

    The following chart illustrates the categories and services that we offer through our online presence and media partnerships:

Categories	Services
Information	Free directory Global resources and information Local and personalized content Personal finance information
Entertainment	Free rich media and broadband content User-generated content Chat rooms Online greeting cards
Utility	E-mail Search engine Direct links to relevant Internet content via flyswat technology Web development tools Home pages Digital user storage and software libraries
E-Commerce	Auctions Database marketing Shopping directory
Advertising	Online advertising Television advertising Radio advertising

Information Services

    Free Directory.  The NBCi Directory is a hierarchical listing of web pages that have been selected and summarized by us into topical categories. This Directory enables a user to click on an entry and look through a hierarchy of relevant Internet sites for various areas of interest. Our Directory also provides abstracts for each entry. The Directory is personally developed by our editors, and we believe that searches through our Directory return more accurate results than searches through most of our competitors' mechanically compiled directories.

    Our LiveDirectory is a unique service that allows our members to submit their websites and any other websites to our search and navigation service quickly and easily for a designated fee paid to us by the member submitting their site. The LiveDirectory combines relevancy algorithms provided by our proprietary GlobalBrain.net technology with our search engine technology, which enables our members to monitor when updates to their submitted websites occur and to determine the popularity of such websites. The LiveDirectory is continually updated by the addition of new sites by submitting members and ensures that our collection of searchable websites remains up to date. The LiveDirectory is created and maintained through a combination of our GlobalBrain.net proprietary popularity ranking process and by our editors, who choose the most popular and significant websites included in the LiveDirectory for inclusion in the NBCi Directory. As of December 31, 2000, our Free Directory and LiveDirectory contained over 2.2 million entries.

    Global Resources and Information.  We maintain direct links to MSNBC News, MSNBC Sports, and CNBC.com, and as a result, our users have access to breaking news, worldwide sports, and financial information, respectively. Content from national news magazine shows, such as Dateline NBC, is available via links to MSNBC.com, and users can link to content regarding special NBC events, such as the Olympics. We also offer a platform to gather information from and interact with national and international government agencies.

    Local and Personalized Content.  Through NBCi's Local Service, we function as a portal to a network of local news and information developed in collaboration with many of the NBC-owned and NBC-affiliated television stations throughout the United States. When a user identifies a particular city of interest, NBCi's Local Service enables the user to connect with the website of the local NBC-owned or NBC-affiliated station in that city. On the local station websites connected by NBCi, users can access news, sports, and weather from MSNBC and, in the case of NBC affiliates, the local station itself. Users can also access services, such as job searching, local advertising for real estate and automobiles, restaurant reviews, and telephone directories customized for the relevant geographic area. Most of the content appearing on the NBCi Local Service is obtained from unaffiliated content providers, often through exclusive relationships with NBCi.com. The NBCi.com network of station websites offers advertisers a city-by-city advertising platform tailored to local needs with on-air and online cross-promotion, anchored by the NBC brand. We provide a network of aggregated city-specific content, leveraging content relationships with websites such as zagat.com, AccuWeather.com, and Kiss.com, as well as showcasing a cross-promotional relationship with many NBC owned and affiliate station websites. These content providers pay a fee to NBCi.com to furnish search or other functionality in a particular category, such as auto and real estate sales, apartment rentals, telephone directory services, and job searching services, for the geographic areas covered by each site throughout the NBCi.com site network. As subsidiaries of NBC, the 13 stations owned by NBC have historically included all content furnished by NBCi.com on their websites, but they are not presently under a written obligation to do so.

    In addition to providing users local information through NBCi.com, we have developed a number of personalization tools integrated in our service that allow users to compile and format Internet content and advertising information according to their specific interests. MyNBCi allows users to create permanent filters for continually changing Internet-based information, such as stock quotes, weather and sports scores, compile linked news headlines in selected categories, and access personalized locally-relevant information, such as movie and television listings, simply by entering a zip code. MyNBCi also offers e-mail and a reminder feature with access to value-added Internet content. MyNBCi seeks to complement our comprehensive search functionality by positioning NBCi.com as a single source for users' recurring information needs.

Entertainment Services

    Free Rich Media and Broadband Content.  We offer information and promotion for NBC on-air broadcasts as well as original show extensions developed specifically for Internet users. We provide show descriptions, episode updates, actor biographies, schedule information, "backstage tours," online-only interviews, online show "spin-offs," Internet-only segments, and program trivia for NBC entertainment programming. We also adapt program content owned by or licensed to NBC for interactive uses, such as games and photo galleries. Through AccessHollywood.com, we leverage the popularity of an on-air show to attract online users interested in up-to-date entertainment industry news and online extensions of the show. Our NBCi Entertainment Video service is an on-demand video service with search capability that provides access to various NBC-related and third party video content.

    To provide a more entertaining and dynamic online experience, we have developed several initiatives for an enriched offering of our services to broadband-enabled Internet users. We use broadband technology to optimize users' access to evolving forms of content, including video, audio, animation, and gaming, to create a richer Internet experience. This service enhances and supports the core functionality of our site by offering multimedia content and navigation services to the expanding number of users with high-speed Internet access.

    Through our various relationships with DSL providers, we offer a co-branded high-speed Internet access service to new DSL consumers. Through these co-branded services, we provide entertainment, shopping, games, search applications, and other utility services designed for mid- and broadband users.

    User-Generated Content, Chat Rooms, and Online Greeting Cards.  Our members can participate in one or more of over 200 topical communities where they can exchange ideas and information. Members may also enter specialized forums, such as Investor Place, Women's Circle, or Health & Fitness, where they can gain access to professional content and special product and service offers available only on our website. We also generate user created content by offering members the tools necessary to create their own personalized websites and then provide the digital storage space to add their sites to the Internet. Our community services include user created content, chat rooms, bulletin boards, electronic newsletters, online greeting cards, games, and other services, which enable us to attract and retain customers. We believe these services help us build a long-term relationship with our visitors and members. By serving as a virtual meeting ground for many people, we continue to broaden our reach and increase the opportunities for our advertisers and e-commerce partners.

Utility Services

    E-mail.  We offer members free e-mail accounts that allow them to check e-mail from anywhere at any time via the Internet. The e-mail service includes a filter that enables the user to easily choose to receive only certain types of e-mails.

    Search Engine.  Our search capability allows users to execute query-based searches of the web and other premium content databases or the NBCi Directory. A search can be effected using simple keywords, phrases, or full text natural language searches. In addition to its general search function, NBCi.com also offers users a more focused or "search only" service that allows for special search expressions. Our proprietary technology that we obtained in our acquisition of GlobalBrain.net enables our search engine to rank sites by user preferences and formulate a search response that reflects the popularity and relevance of the sites to which the user is referred. The GlobalBrain.net technology also enables the customization of search results for different user groups by reflecting differences in preferences based on country of residence, occupation, age, or other variables we choose to set.

    We also have created NBCi "Guides to" resource centers to provide a comprehensive, targeted first stop for searches in popular areas of interest on NBCi.com. NBCi's resource centers serve as "mini-portals," delivering compiled search results in over 500 niche areas of interest. In addition, because our product managers can build resource centers and assemble relevant content quickly, we have used resource centers to build search capability around topics of current interest as well as contextual programming developed through our strategic relationship with NBC. Resource centers provide full-service access to information sources as well as to e-commerce opportunities, enabling users to commence and complete transactions, from locating a source of information about a particular service or product, to identifying appropriate providers and finally to consummating a transaction for the specific product or service needed.

    Direct links to relevant Internet contact via flyswat.  flyswat, or QuickClick, is a navigation service that links users to relevant content in the context of what they are viewing. Users download a small piece of software that automatically highlights topics in the text of their Web browsers—no matter what site they are browsing. Clicking on a highlighted topic makes a pop-up window appear with a menu of links to relevant content. An additional piece of functionality allows users to click on any word in any Windows application and get a similar menu of in-context links.

    Web Development Tools, Home Pages, Digital User Storage, and Software Libraries.  We offer web development tools that assist our users to build personal websites complete with web page features, such as multimedia capabilities, counters that track and gather useful data about website visitors, clip art, and streaming video. In addition to providing tools to build the websites, we also provide the digital storage that allows our members to add their sites to the Internet. Members can also set up direct links to their personal websites, allowing them to take advantage of our services without the need to access our website directly. We also offer many free downloadable software choices from our free software library. Our members rely on us to provide them with continually updated and expanded software choices that further enhance their online experience. These services strengthen our relationship with our members and incentivize them to provide the valuable personal information that our advertisers and e-commerce partners use to offer our members targeted products and services.

E-Commerce Services

    Auctions.  We offer our individual and business members the ability to sell and buy goods via online auctions. Our service permits member sellers to list items for sale, member buyers to bid on items of interest, and users to browse through listed items in a fully-automated, topically-arranged, online service that is available 24 hours a day, seven days a week. Our basic and advanced search capabilities are available for users of the auction service to search for and identify items of interest. Non-member sellers pay a nominal placement fee for an item based on the seller's minimum price for the item. At the end of the auction period, if a bid exceeds the seller's minimum price, we automatically notify the buyer and seller via e-mail and then the buyer and seller consummate the transaction independently of us. Buyers are not charged for making bids or purchases through us. At no point during the process do we take possession of either the item being sold or the buyer's payment for the item. Following completion of a transaction, each user is able to submit compliments or criticism to the trading profile of the seller. As we continue to develop and refine our auction site, we expect to build in many more modern features that are a natural product extension, such as "group" buying.

    Database Marketing.  Through NBCi Direct, our e-list management and database marketing division, we market products and services and deliver other e-mail marketing campaigns to our growing member base. NBCi Direct enables our clients to target, transact with, and retain customers via one-on-one direct e-mail marketing. Further, through NBCi Direct, we believe we have created an online sales channel with low customer acquisition costs. We have gathered a base of information about our members through registration information, responses to promotional campaigns, and purchasing information obtained from third parties. As more members join NBCi.com, participate in our topical communities, and use our other free services, and as we obtain additional purchasing history data, the level of information about our members will continue to grow. To receive e-mail marketing, a visitor must provide a valid e-mail address as well as permission to be re-contacted with targeted news and product offers by e-mail. We apply a direct e-commerce approach to generate product sales and deliver e-mail marketing campaigns. NBCi Direct also enables our clients to generate product sales from, and deliver e-mail marketing campaigns to, their customer bases. Unlike traditional direct marketing campaigns, which typically use paper-based promotional materials delivered by mail, our campaigns use regular e-mails to communicate offers to members, reducing the cost of reaching the consumer. The interactive nature of the web enables us to present such offerings in a more complete and dynamic manner than allowed by paper-based delivery systems. Prior to introducing new product offerings to our entire membership base, we select a subset of members for the purpose of test-marketing a campaign. We have developed campaign-management software that uses statistical techniques to analyze a test campaign and to predict the expected response rate to such a campaign if it is rolled out to a larger group of members. We can also analyze the effects of variations in price, graphics, and copy. Results are usually available in less than one day. On the basis of these tests, we select product offers for a larger audience and modify them to maximize response rates, sales, profitability, and member retention. Testing also increases the accuracy of our forecasts of product demand. As a result, we typically are able to carry small amounts of inventory, thus lowering overhead and the risk of inventory write-offs.

    Shopping Directory.  We offer our visitors and members a variety of shopping opportunities through our shopping directory. We facilitate online transactions by providing buying opportunities for visitors and members and enabling customers to buy products or services from a wide variety of suppliers in a seamless, "one-stop shopping" experience. In addition to offers via e-mail, members may purchase products through the shopping channel on NBCi.com.

Advertising Services

    We offer our advertising customers a variety of advertising opportunities on our website. Further, we have entered into agreements with NBC and Clear Channel Broadcasting, Inc. to purchase advertising on the NBC television properties and Clear Channel's radio stations. Through our access to this on-air media, we offer our advertising customers an opportunity to purchase integrated and co-branded online and on-air advertising.

    We have an advertising sales organization, with locations in New York, Chicago, Los Angeles, and San Francisco, which is dedicated to developing and maintaining close relationships with advertisers and advertising agencies nationwide. As of December 31, 2000, we had 60 employees in our advertising sales organization. Our advertising sales organization is focused on selling advertising on all of our online properties, as well as advertisements on television and radio. Our advertising sales organization consults regularly with advertisers and agencies on design and placement of their web-based and on-air advertising, provides advertisers with advertising measurement analysis, and focuses on providing a high level of customer service and satisfaction.

    Advertisers and advertising agencies typically enter into short-term agreements, of an average of one to two months in duration, under which they receive a guaranteed number of impressions, i.e., the number of times an advertisement is seen by a user, and in specific cases, a guaranteed number of on-air television and radio advertisements for a fixed fee. We have experienced, and expect to continue to experience, a variable renewal rate for our advertising contracts. Advertising on our website currently consists primarily of banner-style advertisements that are prominently displayed at the top of pages on a rotating basis throughout our website. From each banner advertisement, viewers can directly access the advertiser's own website through a hyperlink, thus providing the advertiser an opportunity to directly interact with an interested customer.

    We have a number of long-term sponsorships with a duration of at least six months. Such sponsorships generally provide for specific placement on our online properties and the delivery of a minimum number of impressions over the course of the contract. We have such agreements with Verizon Internet Services and Ralph Lauren Media LLC, among others.

    During the year ended December 31, 2000, we had approximately 714 advertisers on our website. For the year ended December 31, 2000, our 10 largest advertising customers accounted for approximately 53% of advertising revenue (approximately 44% of total net revenue). The following is a list of our top 10 advertising customers by net revenue for the year ended December 31, 2000:

Autobytel.com	iVillage
BuyItNow.com	Lowestfare.com
eVineyard	Mail.com
Headhunter.net	Medical Selfcare
Healthgate	Telocity

Strategic Alliances

    NBC Brand Integration and License Agreement.  We have an agreement with NBC that allows us to use the "NBC" trademark, multicolor logo, and soundmark on our web properties. This agreement assists us in building our core brand and helps us to turn a portion of the NBC television viewers into NBCi online members. For example, during our "Saturday Night Movie" promotion, viewers were encouraged to log onto our website to participate in a contest. The license agreement grants us the exclusive right to use the website addresses of NBC.com, VideoSeeker.com, and NBC-IN.com, in connection with interactive delivery of content from NBC's television programming. NBC retains the title to such website addresses.

    The license agreement also grants us an exclusive license to use, reproduce, and display on our website short content from some NBC television programs. Our agreement contains limited non-competition provisions restricting both parties from competing with each other in various areas of business. For example:

  •
  both parties are limited in their ability to authorize co-branding of any of their respective properties, products, or services by a competitor of the other;
  •
  neither party can invest in, purchase, or loan money to a competitor of the other; and
  •
  NBC has granted us "first-look" rights in relation to acquisitions of our non-primary competitors and related businesses.

    The license agreement will continue in perpetuity unless terminated on grounds set forth in the license agreement, including:

  •
  by either party, if NBC or its subsidiaries no longer own at least 5% of our outstanding Class A and Class B common stock; or
  •
  by NBC, in the event we experience a change of control.

    Clear Channel Broadcasting.  We have entered into an agreement with Clear Channel Broadcasting, Inc., a globally diversified media and outdoor advertising company, which operates, or is affiliated with, over 500 radio stations worldwide. The agreement provides that we will be the exclusive provider of free website space, chat rooms, and web e-mail on 474 Clear Channel websites and that we will be the premier provider of search and directory services on all Clear Channel websites. We have agreed to purchase at least $3.6 million of advertising on the Clear Channel radio network and billboards from March 2001 to February 2002. This partnership broadens our reach beyond the Internet and television into radio, which we believe strengthens our position as an integrated media company.

    CNBC.com.  We currently own a 10% interest in CNBC.com and a subsidiary of NBC owns the remaining ownership interests. CNBC.com is an online service that provides financial information and analytic tools generated by CNBC and other sources. Our equity interest is subject to restrictions against transfer by us. Our equity interest has no governance rights with respect to CNBC.com other than the right to vote such equity interest with respect to matters requiring approval by a vote of equity holders of CNBC.com under the limited liability company agreement of CNBC.com. However, as the indirect holder of the remaining 90% interest in CNBC.com, NBC has effective control over any matters subject to approval by a vote of equity holders. In addition, in the event that NBC assigns or transfers more than 50% of the equity interests in CNBC.com to a third party, NBC may compel us to transfer our equity interest in CNBC.com as well, and in some circumstances, we may compel NBC to include our equity interest in such a transfer by NBC.

    Polo.com.  In February 2000, we entered into an agreement to form Ralph Lauren Media, LLC, an operator of Internet sites designed to provide Ralph Lauren products to online consumers through Polo.com. Under this agreement, we own an initial membership interest of 10%. The other owners consist of Polo Ralph Lauren Corporation, NBC, ValueVision International, Inc., and CNBC.com. We also entered into a promotion agreement with Ralph Lauren Media, LLC to assist in promoting the

Polo.com Internet site. We have committed to provide promotional services to Ralph Lauren Media, LLC over a six-year period. Our investment in Ralph Lauren Media, LLC and the related revenue, if any, will be recognized as we deliver these promotional services.

    In the normal course of business, we have entered into a number of strategic alliances with a variety of online properties to increase the distribution of our products and services, to obtain access to content, and to provide our members with access to unique services and technologies.

Marketing

    Our strategy is to leverage the promotional reach of NBC to turn television viewers into visitors and registered members. We intend to stimulate brand awareness and user demand for our services through integrated marketing elements including outdoor, television, radio, and Internet advertising as well as promotions and sponsorships. We also seek to leverage the marketing reach of our distribution partners and content providers through co-branded advertising primarily in the NBC network.

Advertising

    We believe we can leverage our relationship with NBC to offer advertisers cross-promotion capability by coordinating network advertising with a variety of advertising opportunities on our website. Through our relationship with NBC, we have the ability to coordinate advertising strategies to reach NBC's substantial broadcast and cable television viewing audience. In addition, the capabilities of the Internet have increased advertisers' emphasis on tracking users carefully to connect with audiences that fit specific buying profiles. Targeted Internet advertising campaigns, through directory and channel advertisements or keyword advertisements, provide opportunities to engage in high response, product-specific advertising. In order to provide such audiences to advertisers, services and sites must develop technologies to enable them to conduct complex demographic profiling of consumers. We have developed a registration methodology and underlying databases that enable us to differentiate among users. Through user segmentation, we intend to continue to provide our members with highly-targeted content selected by our editors in conjunction with related e-commerce opportunities, which we believe increases the effectiveness of advertising messages.

Customer Service and Support

    We believe that the strength of our customer service and technical support operations is critical to our success in maintaining our membership base, increasing membership, and encouraging repeat usage and purchases. We have established a team of customer service and technical support professionals who process inquiries and monitor the status of orders, shipments, and payments. Members can access customer service by e-mail and through a toll-free telephone number. We intend to enhance and automate the e-mail response portions of our customer service and technical support operations in the near future.

Technology and Infrastructure

    We use Exodus Communications, Inc. and GlobalCrossing Global Center to house our network servers and to provide and manage power and maintain the correct environment for our networking and server equipment. We will continue to seek to standardize the hardware and software we use by making purchases through a select group of vendors. We do not presently expect to incur any material costs due to the consolidation of vendor and supplier relationships. We will continue to strive to develop and deploy high-quality tools and features into our systems without interruption or degradation in service. In addition, we will continue to upgrade and expand our server and networking infrastructure in an effort to ensure members have fast and reliable access to our website.

    We have developed an open standard hardware and software system that is designed for reliability. Our system architecture is based on a distributed model that is scalable, flexible, and modular, emphasizing extensive automation and a high degree of redundancy that is designed to minimize single points of failure. The system integrates site management, network monitoring, quality assurance, transactions processing, and fulfillment services.

    We also use third party and public domain server software that we have optimized internally, and internally developed tools and utilities. Requests for files are distributed to the appropriate servers using load distribution and balancing hardware. We also employ in-house monitoring software that includes automated diagnostic programs and intelligent agents that test and measure system response, create reports for evaluation by technical staff, and generate pager calls in the event of system failures. Additional software monitors abuse of the site by members and potential hackers. Reporting and tracking systems generate daily membership, order, and campaign reports. Membership and mailing engines allow for efficient deployment of member data and targeting of e-mail campaigns.

    We store member-generated content on a redundant array of independent disks. We store member profile information on multiple disk arrays using Oracle and Sybase database software and back it up on long-term tape storage devices on a daily basis. We will continue to upgrade and expand our server and networking infrastructure in an effort to maintain and improve fast and reliable access to our website and communities. Any system failure that causes an interruption in service or a decrease in responsiveness of our website could result in less traffic on the website and, if sustained or repeated, could impair our reputation and the attractiveness of our brands.

    Exodus and GlobalCrossing Global Center connect our website to the Internet via multiple links on a 24 hours a day, seven days per week basis. Exodus and GlobalCrossing Global Center also provide and manage power and maintain the correct environment for our networking and server equipment. We manage and monitor servers and networks remotely from our headquarters in San Francisco, California. We strive to rapidly develop and deploy high quality tools and features into our system without interruption or degradation in service. Any disruption in the Internet access provided by Exodus or GlobalCrossing Global Center, or any interruption in the service that Exodus or GlobalCrossing Global Center receives from other providers, or any failure of Exodus or GlobalCrossing Global Center to handle higher volumes of Internet users to our website could have an adverse effect on our business, results of operations, or financial condition.

    We developed our current search engine technology based on a collection of third party licensed proprietary tools. Our engineers developed a search technology to offer an approach to information retrieval that provides users with enhanced levels of accuracy, relevancy, comprehensiveness, and speed. Our search engine includes built-in ranking algorithms with search features geared toward advanced users, accessing producer-selected content from over 100 leading web publishers and information from over 300,000 third party websites while using Inktomi's index of over 100 million web pages to provide a comprehensive and seamless search experience. Our search results are enhanced by the GlobalBrain.net proprietary search technology that enables our search engine to rank sites by user preferences, formulate search responses reflecting the popularity of websites, and customize search results for specific user groups.

    Our search engine is intended to deliver relevant search results, emphasizing high precision and recall functionality in responding to user queries. In addition, due to the dynamic nature of the Internet, the retrieval of up-to-date information has become another key factor for the evaluation of Internet search services. To bring current information to the user, our producers continually refresh our database of web pages and regularly update the database with new web pages. For every search, our innovative response compilation technology allows the importation of producer-selected data collections into our system and gives users ready access to highly relevant results via targeted links to related website addresses.

Competition

    The market for our products and services continues to develop and rapidly evolve and is characterized by an increasing number of market entrants with competing products and services. At the same time, a number of our competitors have experienced significant problems in obtaining adequate scale to compete with the largest competitors in our business. We expect that competition will continue to intensify with brand name recognition becoming an increasingly important competitive factor.

    A number of companies offer competitive products and services addressing many of our target markets. These companies include AOL Time Warner, Excite@Home, Microsoft (including msn.com), Terra Lycos, and Yahoo! In addition, our businesses will compete directly with a great number of other Internet sites and other media companies across a wide range of different online services with advantages in expertise, brand recognition, and other factors. For example, we will compete with other community websites, such as iVillage and theglobe.com, content websites, such as ESPN.com, and local content websites, such as Ticketmaster Online-CitySearch.

    We also expect intense competition in the e-commerce market from an ever-increasing number of companies selling goods and services over the Internet, particularly goods and services that relate to the use of computers. These competitors include Amazon.com, CompUSA, and Egghead.com.

    We believe the principal factors upon which we effectively compete are brand name recognition and our ability to offer advertisers and e-commerce partners a large user and membership base. In addition to brand name recognition, our ability to increase our user and membership base is dependent upon our ability to differentiate ourselves by the quality and variety of our product and service offerings, including the variety and depth of content offered on our online properties. Our ability to attract users is also dependent upon strategic alliances and distribution relationships we execute. We believe the breadth and quality of our service and product offerings, including our broadband capabilities and our large and varied membership base, together with our relationship with NBC, enables us to effectively compete with our competitors.

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

    Although we do not believe our business infringes the proprietary rights of any third parties, we cannot assure you that third parties will not assert claims against us in the future. From time to time, we have been subject to claims of alleged infringement of intellectual property rights of others on the basis of the actions of such businesses and the content generated by their members and users. These categories of claims, whether or not meritorious, could result in litigation and become a drain on our management and financial resources. If successful, claims of this nature could subject us to liability, injunctive relief restricting our use of intellectual property important to our operations, and ultimately cause us to lose rights to some of our intellectual property. Any of these events could have an adverse effect on our business or results of operations.

Employees

    As of December 31, 2000, we had approximately 500 full-time employees. As of February 28, 2001, we had approximately 370 full-time employees. The decrease in employees from December 31, 2000 was the result of cost-savings measures. Our future success will depend, in part, on our ability to attract, retain, and motivate highly-qualified technical and management personnel, for whom competition is intense. From time to time, we will employ independent contractors to support our research and development, marketing, sales, and support and administrative organizations. Our employees are not covered by any collective bargaining agreement.

Item 2. PROPERTIES

    Our headquarters are currently located in a leased facility in San Francisco, California, consisting of approximately 205,000 square feet of office space. We also lease additional office space in San Francisco that has a total square footage of approximately 47,000 square feet, including 19,000 square feet that we currently sublease. These spaces are rented under operating leases that expire between 2004 and 2010.

    In addition to our San Francisco offices, we are also leasing office spaces in New York, New York consisting of approximately 26,000 square feet, Los Angeles, California consisting of approximately 15,000 square feet, and Chicago, Illinois consisting of approximately 6,000 square feet.

Item 3. LEGAL PROCEEDINGS

    In November 2000, NeoPlanet, Inc. filed a complaint against flyswat, Inc., our wholly-owned subsidiary, in an Arizona state court, alleging breach of a distribution agreement as well as various other related claims. NeoPlanet claimed damages of approximately $5.0 million. We filed a complaint in a California state court against NeoPlanet for breach of the distribution agreement and interference with prospective economic advantage. We intend to defend and pursue these matters vigorously. Based on information available to date, we do not believe the ultimate outcome of this matter will have a material effect on our financial position or results of operations.

    In July 2000, WebNext S.p.A. sent us a demand letter claiming that it had exercised a "put right" with respect to an internet site in Italy in which we own a majority interest. The demand letter alleged that the value of the put was between $10.0 and $15.0 million. In addition, WebNext threatened to proceed to arbitration if this amount is not paid. In our response to the demand letter, we denied the allegations for a number of reasons and expressed our view that the put right and the potential value associated with such right are indeterminable. We intend to defend this matter vigorously. We are presently negotiating with WebNext and have entered into a letter of intent outlining a resolution of this matter, which includes a payment from us to WebNext. Based on information available to date, we do not believe that the ultimate outcome of this matter will have a material effect on our financial position or results of operations.

    In June 2000, Sentius Corporation filed a suit against flyswat, our wholly-owned subsidiary, in the Northern District of California federal court, for patent infringement. Sentius claimed that flyswat infringed upon its patent for "system and method for linking streams of multimedia for reference material for display." flyswat received a written legal analysis and opinion from outside patent counsel that its products and services do not infringe Sentius' patent. flyswat filed an answer to this complaint in August 2000. We believe that this lawsuit is without merit and intend to defend this suit vigorously. Based on information available to date, we do not believe the ultimate outcome of this matter will have a material effect on our financial position or results of operations.

    Two of the founders of LiquidMarket, Inc., a company acquired by Xoom.com, our predecessor, each left Xoom.com at the time of the Xoom.com/LiquidMarket closing. Some unvested shares held by these individuals were not repurchased by us pursuant to the repurchase option in the applicable employee stock restriction agreement within the appropriate time period. As a result, each of the two founders is claiming damages of approximately $1.0 million. We intend to defend this matter vigorously. Based on information available to date, management does not believe that the ultimate outcome of this matter will have a material effect on our financial position or results of operations.

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright related to specific images that a third party, Sprint Software Pty Ltd, had licensed to Xoom.com. Some clip art images that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product and licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. On August 27, 1998, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Imageline, certain parties affiliated with Imageline, and Sprint regarding our licensees' alleged infringement of Imageline's copyright in certain clip art that we licensed from Sprint. The lawsuit seeks, among other relief, disclosure of information from Imageline concerning the alleged copyright infringement, a declaratory judgment concerning the validity and enforceability of Imageline's copyrights and copyright registrations, a declaratory judgment regarding damages, if any, owed by us to Imageline, and indemnification from Sprint for damages, if any, owed by us to Imageline. There is no contractual limitation on Sprint's indemnification. While we are seeking indemnification from Sprint for damages, if any, there can be no assurance that Sprint will be able to fulfill the indemnity obligations under its license agreements with us. On September 17, 1998, Imageline filed a counterclaim, which Imageline amended in January 1999, seeking up to $60.0 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for summary judgment. On April 5, 1999, the Court granted one of our motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images. Currently, trial on Imageline's remaining count of false advertising is scheduled for April 24, 2001. We believe our liability related to this matter ranges from $0 to $10.0 million; however, we believe it is unlikely that the liability will exceed $1.0 million. Accordingly, we reserved $1.0 million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. In February 2000, International Microcomputer Software, Inc., or IMSI, notified us that it intended to make a claim for indemnification pursuant to a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline against IMSI. The judgment resulted from an arbitration award pertaining to a contract between Imageline and IMSI. We have notified IMSI that we deny any duty to indemnify IMSI in connection with its contractual dispute with Imageline. On March 21, 2001, IMSI, along with another licensee of Xoom.com's clip art, ArtToday.com, Inc., filed suit against us for indemnification of the $2.6 million judgment and related costs in California Superior Court. Additional third parties may ask us to indemnify them in connection with disputes with Imageline. We intend to defend this matter vigorously. Based on information available to date, management does not believe that the ultimate outcome of these matters will have a material effect on our financial position, results of operations, or cash flows.

    From time to time, we receive notices of alleged claims and threats in the ordinary course of business. It is our belief that these alleged claims and threats will not have a material effect on our financial position or results of operations. Not withstanding the aforementioned, it is possible that the resolution of a claim or threat may have a material adverse affect on our financial position, results of operations, or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

    Our Class A common stock has been quoted on the Nasdaq National Market under the symbol NBCI since November 30, 1999, the date the formation transactions between Xoom.com, Snap, and NBC Multimedia Division were completed. Prior to such time, the common shares of Xoom.com were quoted on the Nasdaq National Market under the symbol XMCM since Xoom.com's initial public offering on December 9, 1998. The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock for both NBCi and Xoom.com as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal Year Ended December 31, 2000 (NBCi):
First quarter	$100.17	$37.75
Second quarter	$38.81	$11.25
Third quarter	$14.63	$6.19
Fourth quarter	$7.88	$3.06

Fiscal year ended December 31, 1999:
First quarter (Xoom.com)	$79.00	$28.25
Second quarter (Xoom.com)	$98.50	$41.00
Third quarter (Xoom.com)	$61.94	$30.00
Fourth quarter:
October 1 through November 29, 1999 (Xoom.com)	$88.50	$47.50
November 30 through December 31, 1999 (NBCi)	$95.00	$59.00

    Our Class B common stock has no established public trading market.

Holders

    As of February 28, 2001, there were approximately 557 holders of record of our Class A common stock and one holder of record of our Class B common stock.

Dividends

    We have not declared or paid any cash dividends on our common or preferred stock since inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business.

Recent sales of unregistered securities

    There were no sales of unregistered securities during the fiscal year 2000 other than those already disclosed in our quarterly reports on Form 10-Q.

Item 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

					Period from April 16, 1996 (inception) through December 31, 1996
	Year Ended December 31,
	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$122,879	$36,100	$8,318	$841	$—
Gross profit	$70,643	$18,781	$3,391	$337	$—
Loss from operations	$(619,218)	$(96,373)	$(9,356)	$(3,132)	$(439)
Net loss	$(661,807)	$(86,831)	$(10,798)	$(3,132)	$(439)
Net loss per share—basic and diluted	$(10.89)	$(4.26)	$(1.37)	$(0.64)	$(0.89)
Number of shares used in per share calculation—basic and diluted	60,790	20,386	7,879	4,874	496
	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$240,916	$204,764	$56,575	$6	$1
Amounts receivable from NBC	$261,712	$340,000	$—	$—	$—
Working capital (deficit)	$258,031	$197,849	$52,560	$(1,400)	$156
Goodwill and other intangible assets, net	$1,611,481	$1,759,473	$5,517	$—	$—
Total assets	$2,426,834	$2,494,096	$66,874	$782	$705
Long-term obligations, less current portion and amounts due to related parties	$14,808	$11,737	$528	$—	$—
Amounts due to NBC, non-current	$386,083	$371,233	$—	$—	$—
Total stockholders' equity (deficit)	$1,943,178	$1,999,784	$60,333	$(873)	$560

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as forward-looking statements regarding expectations of future net revenue, cash balances, the sufficiency of our cash and marketable securities balances to meet our cash needs over the next twelve months, cash flow from operations, gross margins and improvement in operating loss and revenue, all of which are inherently difficult to predict. All statements other than statements of historical fact made are forward-looking. We generally use words such as "anticipates," "believes," "expects," "future," and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations for a variety of reasons, including the growth of our company, continued acceptance of the Internet as an advertising medium, ability to attract and retain advertising customers, maintenance of our website traffic, continuation of the Internet as a viable commercial marketplace, promotion and development of our online brand, NBCi.com, possible impairment of our long-lived assets, decrease in revenue, continued integration of our web properties, continuation of our strategic relationships with suppliers, customers and NBC, and meaningful protection of our intellectual property rights. Other risks and uncertainties include our limited operating history, anticipated losses, potential fluctuations in quarterly operating results, seasonality, consumer trends, competition, adverse consequences arising from system interruptions, risks associated with management of potential growth, and risks of new business areas, business combinations, strategic alliances and the economy in general. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in the section entitled "Business—Certain Risk Factors That May Impact Future Operating Results," which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

Overview

    We are an integrated Internet media company that combines portal, community, online and on-air advertising, and e-commerce services designed to deliver a comprehensive, next-generation online experience to a domestic audience under a nationally recognized brand name. Our flagship consumer Internet portal, NBCi.com, provides Internet search and directory, information, community, personal file storage, e-commerce, and entertainment services for both narrowband and broadband users. We generate our revenue primarily from online, television, and radio advertising and e-commerce services designed to deliver a comprehensive experience to a U.S. consumer audience.

    We were organized in May 1999. As a result of the formation transactions that occurred on November 29 and 30, 1999, Xoom.com and Snap became our wholly-owned subsidiaries, and we became the owners of the businesses related to NBC.com, NBC-IN.com, and VideoSeeker.com and acquired a 10% ownership interest in CNBC.com. The total purchase costs of the transactions have been calculated with Xoom.com treated as the acquiror for accounting purposes and give effect to the purchase of the Internet properties contributed by NBC and to NBCi's acquisition of CNET's and NBC's ownership interests in Snap.

    We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount and rates of growth in our net revenue from advertising and e-commerce. We have undertaken cost-reduction measures to decrease operating expenses in an effort to achieve profitability before non-cash charges. Our business, results of operations, and financial condition will be significantly and adversely affected if net revenue does not grow at anticipated rates in the future or we are unable to achieve lower operating expense levels.

    Our operating losses might increase in the future, and we cannot guarantee that we will ever achieve or sustain profitability.

    We may continue to make acquisitions to increase online reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we market our services. Acquisitions carry numerous risks and uncertainties, including:

  •
  difficulties in integrating operations, personnel, technologies, products, and the information systems of the acquired companies;
  •
  diversion of management's attention from other business concerns;
  •
  risks of entering geographic and business markets in which we have little or no prior experience;
  •
  potential loss of key employees; and
  •
  potential significant dilution to current shareholders if our stock is used as consideration.

    We cannot guarantee that we will be able to successfully integrate any businesses, products, technologies, or personnel that might be acquired in the future. A failure to successfully integrate acquired entities or assets could seriously harm our business, results of operations, and financial condition. In addition, we cannot guarantee that we will be successful in identifying and closing transactions with potential acquisition candidates.

Results of Operations

    Online advertising revenue. Online advertising revenue, which includes revenue derived from the sale of promotional space on our online Internet properties, totaled $89.7 million in 2000, compared to $18.7 million in 1999 and $2.1 million in 1998. These increases in advertising revenue were primarily a result of increased membership, increased site traffic, the expansion of our advertising sales force, and increased number and size of co-branding agreements with our strategic partners. Additionally, the increase during 1999 was due to the inclusion in our revenue of one month of online advertising revenue generated by Snap and the businesses related to NBC.com, NBC-IN.com, and Videoseeker.com, following the closing of the NBCi formation transactions on November 30, 1999, as well as promotion of our website on NBC's television network.

    The percentage of total net revenue attributable to online advertising revenue increased to 73.0% in 2000 from 51.9% in 1999 and 25.8% in 1998. These increases were due primarily to an increase in the variety of channels we maintain within our website. To a lesser extent, these increases were due to an increase in the number of co-branded strategic partnerships we have entered into, an increase in our site traffic and membership base, and the expansion of our advertising sales force, all of which resulted in a larger number of online advertising customers.

    On-air advertising revenue. On-air advertising revenue, which includes revenue derived from the sale of promotional space in on-air mediums, including television and radio, totaled $12.3 million in 2000 compared to $1.7 million in 1999. There was no on-air advertising in 1998. This revenue is primarily attributable to the sale of co-branded advertising spots which we obtain from our advertising agreement with NBC. The percentage of total net revenue attributable to on-air advertising revenue increased to 10.0% in 2000 from 4.8% in 1999. The increase in revenue in dollars and as a percentage from 1999 to 2000 is attributable to the fact that we only had one month's worth of on-air advertising revenue in 1999 versus a whole year in 2000.

    Total advertising revenue. An aggregate of $37.7 million for 2000 and $2.2 million for 1999 of revenue was from non-cash transactions with strategic partners, in which we provide media and advertising services for equity. We also had revenue from the exchange of media and advertising services for advertising in other media of $3.6 million for 2000, of which $502,000 was earned from CNBC.com, and $500,000 for 1999. There was no barter revenue of either type in 1998. In addition, we recognized approximately $8.2 million in 2000 and $352,000 in 1999 in cash revenue from companies in which we have an equity investment. There was no revenue from related parties in 1998.

    E-commerce revenue. E-commerce revenue is generated by services provided by NBCi Direct, including online product sales and e-mail marketing campaigns. E-commerce revenue increased to $20.9 million in 2000 from $15.6 million in 1999 and $6.2 million in 1998. These increases in e-commerce revenue were related primarily to an increase in our membership base, which facilitated an increase in the volume of our e-list sales made through NBCi Direct. To a lesser extent, these increases were due to an increase in the volume and variety of products sold online.

    The percentage of total net revenue derived from e-commerce sales decreased to 17.0% during 2000 from 43.9% during 1999 and 74.2% during 1998. These decreases were due to e-commerce revenue growing at a lower rate than advertising revenue during 2000, which is primarily the result of a substantial increase in our advertising inventory and a related rise in total revenue.

    Cost of online advertising revenue. Cost of online advertising revenue consists primarily of bandwidth and hosting charges related to the operation of our website, the cost of procuring content for our online properties, employee-related expenses, and depreciation. Cost of online advertising revenue increased to $33.5 million in 2000 from $6.3 million in 1999 and $1.4 million in 1998. These increases can be attributed primarily to additional costs that arose concurrently with the significant increase in the number of our online properties and the resulting increase in bandwidth and hosting charges, quantity and total cost of content, and the number of employees needed to support our website.

    As a percentage of online advertising revenue, cost of online advertising revenue increased to 37.4% of net revenue in 2000 from 33.6% in 1999, which was a decrease from 64.6% in 1998. This increase was due primarily to costs associated with revenue from the exchange of media and advertising services for advertising which generally results in the recognition of equivalent amounts of revenue and cost of revenue, as well as the inclusion of costs of advertising revenue of companies we acquired during 2000 and an increase in the volume and breadth of content needed to support and populate our online properties.

    Cost of on-air advertising revenue. Cost of on-air advertising revenue consists of costs incurred in the procurement of on-air spots in television and radio that we resell. A significant portion of this amount is incurred in connection with our advertising agreement with NBC, pursuant to which we agreed to purchase advertising spots with an aggregate value of $405.0 million over a four-year period. Cost of on-air advertising revenue increased to $9.4 million in 2000 from $519,000 in 1999. The increase from 1999 to 2000 in on-air advertising revenue and cost of on-air advertising revenue was primarily attributable to the timing of the NBC advertising agreement, in that we only had one month's worth of revenue and related cost in 1999 versus a whole year in 2000.

    As a percentage of on-air advertising revenue, cost of on-air advertising revenue increased to 76.0% in 2000 from 30.0% in 1999. The increase in cost of on-air advertising as a percentage of on-air advertising revenue has increased from 1999 to 2000 due primarily to a large contract with unfavorable terms.

    Cost of e-commerce revenue. Cost of e-commerce revenue consists primarily of cost of merchandise sold to customers, product fulfillment fees, and outbound shipping and handling costs. Cost of e-commerce revenue decreased to $9.3 million in 2000 from $10.5 million in 1999, which increased from $3.5 million in 1998. The decrease from 1999 to 2000 was attributable to the fact that the cost of product fulfillment makes up the majority of our cost and online product sales experienced a small decrease in revenue from the prior year. The increase from 1998 to 1999 was primarily a result of the growth in e-commerce sales.

    As a percentage of e-commerce revenue, cost of e-commerce revenue decreased to 44.6% of e-commerce revenue in 2000 from 67.2% in 1999 and 57.4% in 1998. This decrease is due to online product sales, which have a lower gross margin, representing a lower percentage of our total e-commerce revenue in 2000 versus 1999. Revenue generated through our e-list and direct marketing services made up a larger portion of our e-commerce revenue in 2000 and have more favorable margins than online product sales. The increase from 1998 to 1999 was primarily the result of broadened product offerings in 1999 which included items with higher costs than in the prior year.

    Operations and development expenses. Operations and development expenses consist primarily of costs related to the enhancement and modification of our online properties, including payroll and other employee-related expenses for development and network operations personnel. Also included in operations and development expenses are depreciation, the costs of contract labor, and costs associated with new development operations to improve our online properties. Operations and development expenses increased to $61.6 million in 2000 from $7.7 million in 1999 and $2.9 million in 1998. These increases were due primarily to an increase in employee-related and contract labor expenses, and an increase in the functionality and number of online properties that we develop, modify, and maintain. To a lesser extent, these increase were due to an increase in depreciation expense resulting from the expansion of our infrastructure.

    Operations and development expenses increased as a percentage of net revenue to 50.1% in 2000 from 21.6% in 1999 that decreased from 35.3% in 1998. The increase from 1999 to 2000 was the result of it generally taking more operations and development effort to run a full-service portal than Xoom.com's prior offering and the costs incurred to merge our online properties to launch our unified brand, NBCi.com, in September 2000. The decrease from 1998 to 1999 was due to our net revenues growing at a higher rate than spending for operations and development.

    Sales and marketing expenses. Sales and marketing expenses consist of payroll and related expenses for personnel engaged in sales and marketing, costs associated with directing traffic to our online properties from other websites, costs related to obtaining radio inventory for our own use, and advertising and promotional distribution expenditures. Sales and marketing expenses increased to $76.6 million in 2000 from $22.0 million in 1999 and $2.4 million in 1998. These increases were due primarily to an increase in personnel and related expenses resulting from the significant increase in our business development and sales forces, which was necessary in order to continue to implement our sales and marketing strategies. These increases were due also to an increase in costs related to directing users to our online properties and other promotional and advertising expenses. The increase also relates to the costs incurred by our former wholly-owned subsidiary, AllBusiness.com, which ran a large advertising campaign in 2000.

    Sales and marketing expenses increased as a percentage of net revenue to 62.4% in 2000 from 61.7% in 1999 and 28.8% in 1998. These increases were due to a more rapid increase in sales and marketing expense than total net revenue, which was the result of significant growth in our sales and business development forces and increased branding, marketing, and promotional expenditures.

    General and administrative expenses. General and administrative expenses consist primarily of payroll and related expenses for general corporate functions as well as outside legal and accounting services and facilities-related expenses. General and administrative expenses increased to $59.4 million in 2000 from $11.5 million in 1999 and $3.4 million in 1998. These increases were primarily due to increases in the number of general and administrative personnel, as well as increases in professional services and facilities-related expenses to support the growth of our infrastructure and operations.

    General and administrative expenses increased as a percentage of net revenue to 48.3% in 2000 from 32.3% in 1999 that decreased from 40.5% in 1998. The increase from 1999 to 2000 was due primarily to our operating expenses growing at a higher rate than our net revenue. We experienced increases in professional services, such as legal and accounting, facilities related expenses, and human resource related expenses, such as recruiting, as our infrastructure and operations were growing rapidly during most of 2000. The decrease from 1998 to 1999 was due to net revenue growing at a higher rate than general and administrative expenses.

    Promotion and advertising provided by NBC. Promotion and advertising provided by NBC consists of charges incurred in connection with an advertising agreement entered into with NBC upon consummation of the NBCi formation transactions in November 1999, pursuant to which we agreed to purchase advertising spots with an aggregate value of $405.0 million over a four-year period. We recorded $84.6 million in promotion and advertising expense related to NBC promotions in 2000 and $16.9 million in 1999. Included in the cost of on-air advertising in 2000 and 1999 are $7.1 million and $519,000, respectively, in amounts paid to NBC for the cost of on-air advertising we sold to others. We did not record any promotion and advertising expense related to NBC promotions during 1998 because the agreement to purchase advertising from NBC had not yet been consummated. The increase from 1999 to 2000 was attributable to having a whole year's worth of expense in 2000 and only one month of expense during 1999.

    Amortization of deferred and other stock compensation. We record deferred compensation charges to recognize the difference between the exercise price and the deemed fair value of stock options and restricted stock that we grant to certain key employees and employees of certain acquired companies. We amortize these amounts by charges to operations over the vesting periods of the individual equity instruments, which range from three months to four years. Amortization of deferred compensation totaled $13.4 million in 2000, representing increases from $963,000 in 1999 and $1.4 million in 1998. This increase was the result of the additional non-cash stock compensation charges recorded during 2000 related to the hiring of certain key executives.

    Purchased in-process research and development. During 2000, we recognized cost of purchased in-process research and development of $3.8 million in connection with the acquisition of flyswat. During 1999, we recognized cost of purchased in-process research and development of $2.6 million in connection with the acquisitions of MightyMail Networks, Inc. and Paralogic Software Corporation. During 1998, we recognized cost of purchased in-process research and development of $790,000 in connection with the acquisition of Paralogic Corporation, the purchase of certain assets of Revolutionary Software, Inc., and the acquisition of substantially all of the assets of Pagecount, Inc.

    In each acquisition, the amounts allocated to purchased in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development efforts. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

    flyswat, Inc. In May 2000, we acquired flyswat, an Internet software company specializing in the development of search and hyperlinking software, for a total consideration of approximately $51.1 million in stock, assumed stock options and warrants, and acquisition costs. In connection with this acquisition, we acquired the existing flyswat technology, "flyswat 2.0," which is designed to assist Internet users in gathering information and navigating through the World Wide Web efficiently by using flyswat's patented linking technology. At the time of the acquisition, flyswat was in the process of developing new technology, "flyswat 3.0," that will significantly upgrade the "flyswat 2.0" product.

    As of the date of acquisition, we estimated that 29% of the research and development effort had been completed and expected the remaining research and development efforts relating to the completion of the flyswat 3.0 technology would require approximately four months of effort from the date of valuation through its estimated completion in September 2000. Accordingly, we estimated that the total estimated research and development costs to complete flyswat 3.0 would be approximately $1.6 million. We completed the project in the fourth quarter of 2000, and the actual costs of completion were not materially different than estimated.

    MightyMail Networks, Inc. In May 1999, we acquired 100% of the outstanding shares of MightyMail Networks, Inc. for $23.1 million in stock and assumption of stock options. In connection with the acquisition, we acquired MightyMails' e-mail platform. The MightyMail platform allows branding material and marketing content to be placed within person-to-person e-mail that is sent by individuals to other individuals. At the time of the acquisition, MightyMail was developing a version of the MightyMail technology, which was not completely functional as a commercially viable product.

    As of the date of acquisition, we estimated that 50% of the research and development effort had been completed and expected the remaining research and development efforts relating to the completion of the MightyMail technology would require approximately six months of effort from the date of valuation through its release date in the fourth quarter of 1999. We estimated that three full-time engineers would be required to complete the in-process projects. Accordingly, we estimated that the total estimated research and development costs to complete MightyMail version 2.0 would be $170,000. We completed the project in the fourth quarter of 1999, and the actual costs of completion were not materially different than estimated.

    Paralogic Software Corporation. In June 1999, we acquired 100% of the outstanding shares of Paralogic Software Corporation, a provider of Java-based community products and services, such as customizable chat rooms, discussion boards, guestbooks, and event calendars, for $35.4 million in stock and assumption of stock options. In connection with this acquisition, we acquired Paralogic Software Corporation's product, Anexa.com, which is a combination of website authoring and community building tools that allow users to instantly create comprehensive websites featuring multi-media albums, discussion forums, events, chat, news announcements, classified ads, guest books, membership databases, and community administration. In connection with this acquisition, we also obtained ParaChat Professional, which is a chat software that is licensed to individuals and businesses. This software is hosted by a server and is supported by a staff of engineers, both of which were also acquired in conjunction with this acquisition. This acquisition is to be differentiated from the purchase of the ParaChat Personal Network, which we acquired in connection with the purchase of Paralogic Corporation in March 1998. We host the ParaChat Personal Network, which is based on a free chat service that our members can download on to their web pages. At the time of the Parachat Personal Network acquisition, the current versions of Anexa.com and ParaChat Professional did not represent the more robust, feature-rich products that Paralogic Software envisioned and intended to develop in the 12 months following the acquisition date.

    As of the date of acquisition, we estimated that 17% of the research and development effort had been completed and expected that the remaining research and development efforts relating to the completion of the new versions of Anexa.com and ParaChat Professional technology would require approximately nine months of effort from the date of acquisition through its expected release date in the third quarter of 2000. It was estimated that these projects would require the use of four engineers, spending 75% of their time on the project for 15 months to create the new versions of the products, at an estimated total cost to complete of $576,000. Our incurred costs and release timing approximated these estimates.

    In 1998, we completed three acquisitions with a total of $790,000 of purchased in-process research and development. This total includes $330,000 from the acquisition of Paralogic Corporation in March 1998, $330,000 from the acquisition of certain assets from Revolutionary Software, Inc. in June 1998, and $130,000 from the acquisition of Pagecount, Inc. in July 1998.

    Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets totaled $350.8 million during 2000, an increase from $35.8 million during 1999 and $1.8 million during 1998. These increases during 2000 were primarily the result of amortization of goodwill and other intangible assets related to the NBCi formation transactions, amortized over periods ranging from 24 to 84 months. To a lesser extent, the additional amortization expense during 2000 related to acquisitions entered into subsequent to the NBCi formation transactions, including the acquisitions of AllBusiness.com, Catalyst Advisors Group, Husdawg Communications, GlobalBrain.net, and flyswat, which are being amortized over periods ranging from 24 to 60 months. The amortization of goodwill and other intangible assets during 1999 was primarily associated with the acquisitions of Focused Presence, MightyMail Networks, Net Floppy, LiquidMarket, Private One, and Paralogic Software Corporation, which are being amortized over periods ranging from 24 to 48 months.

    For the acquisitions completed during 2000, 1999, and 1998, we determined the appropriateness of the estimated useful lives related to the goodwill and other intangible assets based on general and specific analysis. In general, the Internet is characterized by rapid technological change, changes in users and customer requirements and preferences, frequent new product and service introductions, and the emergence of new industry standards and practices.

    With respect to the goodwill associated with the acquisitions, in determining the appropriate amortization periods we considered the effects of obsolescence, demand, competition, other economic factors, and expected actions of competitors and others. Based on these considerations, we determined the positive effect of the acquisitions, and therefore the life of the goodwill, to range from 24 to 84 months.

    With respect to the purchased technology associated with the business and technology acquisitions, in determining the appropriate amortization periods we considered the effects of obsolescence, demand, competition, and other economic factors. Due to the rapid technological change involved in the Internet, we estimated that new technologies would replace the intangible assets relating to the purchased technology within periods ranging from 24 to 48 months.

    With respect to the workforce acquired in connection with the business and technology acquisitions, in determining the appropriate amortization periods we considered expected turnover rates for employees in Internet companies, and we estimated the life of these intangible assets to be 24 to 60 months.

    With respect to the brand names acquired in connection with the business and technology acquisitions, in determining the appropriate amortization periods we considered the effects of obsolescence, brand recognition, and future earnings potential, and we estimated the life of these intangible assets to range from 60 to 84 months.

    With respect to the affiliate and other contracts associated with the business and technology acquisitions, in determining the appropriate amortization periods we considered the duration of the contracts acquired, and we estimated the life of these intangible assets to range from 36 to 48 months.

    Loss on impairment of goodwill and other intangible assets. In accordance with our accounting policy for long-lived assets, we considered whether any indicators of impairment were present for our long-lived assets. During the fourth quarter of 2000, we decided to discontinue use of the technologies obtained in the LiquidMarket and MightyMail acquisitions. Accordingly, we determined that the goodwill, purchased technology, and acquired workforce intangible asset balances relating to these acquisitions were impaired, and we recorded a charge to operations in 2000 of $39.9 million, which represented the remaining net book value of these assets.

    We also recorded a non-cash loss on the impairment of intangible assets of approximately $1.9 million related to the disposition of certain assets and liabilities of AllBusiness.com in connection with a transaction with BigVine. The charge represents the difference between the carrying value of the net assets contributed and the estimated fair value of our interest in BigVine at the date of the transaction. See Note 13 of Notes to Consolidated Financial Statements.

    Other non-recurring charges. In 1999, in connection with the closing of the NBCi formation transactions on November 30, 1999, we recorded non-cash, non-recurring charges of $17.8 million related to the termination of the employment of Xoom.com's chief executive officer and the write-off of leasehold improvements related to facility leases that were abandoned as a result of the NBCi formation transactions.

    Interest income. Interest income represents interest we earned on our cash balances and marketable securities, as well as the interest earned on our $340.0 million note receivable from NBC during 2000. We earned $37.6 million of interest income during 2000, an increase from $11.0 million in 1999 and $187,000 in 1998. These increases were due primarily to the interest earned on our note receivable from NBC issued as a part of the NBCi formation transactions, which totaled $16.4 million in 2000 and $1.5 million in 1999. To a lesser extent, the increase was due to interest earned on cash received from our follow-on offering completed in February 2000.

    Interest expense. Interest expense represents interest charges related to notes payable and capital lease obligations, as well as the interest charges incurred during 2000 related to our two convertible notes payable to NBC, which have a total principal value of $370.0 million. We incurred $15.8 million of interest expense during 2000, an increase from $1.4 million during 1999 and $1.6 million in 1998. These increases were due primarily to the interest expense incurred related to the two convertible notes payable to NBC, which were issued as a component of the NBCi formation transactions consummated in November of 1999. Interest expense related to these notes totaled $14.9 million in 2000 and $1.2 million in 1999.

    Loss on investments. We recorded non-cash losses totaling $58.5 million during 2000 related to write-downs of certain publicly and privately-held investments in equity securities for decreases in fair value below our cost that we determined were other than temporary. We have not recorded losses related to investments in any prior periods.

    Equity in net loss of affiliated companies. Equity in net loss of affiliated companies resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting, which requires that our proportionate share of each affiliate's operating earnings (loss) be recorded in our statements of operations. During 2000, we recorded $5.9 million of such losses. These losses resulted primarily from our investment in BigVine, which we made concurrently with the disposition of AllBusiness.com in November 2000. As we did not have any investments under the equity method of accounting during 1999 or 1998, we did not record any amounts of this kind during those years.

    Income taxes. Because we have incurred net operating losses, we are not required to pay federal or state income taxes for any prior period. As of December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $341.1 million and operating loss carryforwards for state income tax purposes of approximately $208.3 million. We may not realize the benefit of the net operating loss carryforwards. The federal net operating loss carryforwards will expire at various dates beginning in fiscal year 2011 through 2020 if we do not use them. The state net operating loss carryforwards will expire at various dates beginning in fiscal year 2004 through 2010. Due to the "change of ownership" provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods. This consequence would result if a change in ownership of more than 50% of the value of our stock should occur over a three-year period, and this could substantially limit the eventual tax utilization of these carryforwards. See Note 9 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

    To date, we have financed our operations primarily from proceeds received from the Xoom.com initial public offering in December 1998, Xoom.com's secondary offering in April 1999, and our secondary offering in February 2000, as well as proceeds from the issuance of 960,028 shares of common stock to NBC in July 1999.

    Net cash used in operating activities was $190.3 million during the year ended December 31, 2000, $39.2 million during the year ended December 31, 1999, and $3.6 million during the year ended December 31, 1998. Cash used in operating activities in 2000 was primarily the result of the net loss of $661.8 million increased by $37.7 million of revenue derived from the exchange of our media and advertising services for services from or equity interest in third parties partially offset by several non-cash charges in 2000. These non-cash charges include depreciation and amortization of $384.1 million relating to our goodwill and other intangible assets and our increased fixed asset balances; loss on investments of $58.5 million relating to write-downs of certain public and privately-held investments in equity securities for decreases in fair value below our cost which we deem to be other than temporary; loss on impairment of intangible assets of $41.8 million relating to impairment of the goodwill and other intangible assets related to the LiquidMarket and MightyMail acquisitions and the AllBusiness disposition; non-cash interest expense on the note payable to NBC of $14.9 million; equity in net loss of affiliated companies of $5.9 million relating to our ownership of BigVine; and a $3.8 million charge for purchased in-process research and development relating to the flyswat acquisition in May 2000. Less significant was the change in operating assets and liabilities which primarily related to a decrease in other liabilities of $20.0 million, relating to costs of the NBCi formation transactions paid in 2000 and the timing of the payments due to NBC for advertising, offset by a decrease in accounts receivable of $3.3 million and deferred revenue of $7.9 million.

    Cash used in operating activities in 1999 was primarily the result of the net loss of $86.8 million and increases in accounts receivable of $15.0 million and other long-term assets of $11.9 million related to an increase in our restricted cash balances, partially offset by non-cash, non-recurring charges of $17.8 million and depreciation and amortization of $39.4 million, primarily related to the NBCi formation transactions, and an increase in accrued compensation and accounts payable of $28.3 million, both due to the growth of our business. Cash used in operating activities in 1998 was primarily the result of the net loss of $10.8 million and an increase in accounts receivable of $1.2 million related to the growth of advertising revenue, partially offset by depreciation and amortization of $4.1 million related primarily to amortization of goodwill and other intangible assets in connection with our acquisitions and amortization of deferred compensation incurred in connection with the granting of options to employees to purchase common stock, an increase in other accrued liabilities of $1.4 million as a result of the growth of our business, and a non-cash charge of $1.5 million related to the issuance of warrants in connection with a loan agreement.

    Net cash used in investing activities was $116.4 million during 2000, $164.4 million during 1999, and $4.7 million during 1998. Cash used in investing activities in all periods presented was primarily the result of the purchase of investments and fixed asset additions, partially offset by the maturity of investments. In addition, in 2000, we also used $16.1 million in cash related to our disposition of AllBusiness.com that occurred in November 2000 and approximately $6.2 million related to our other acquisitions during the year. From time to time, we expect to evaluate the acquisition of products, businesses, and technologies that complement our business. These acquisitions may involve the use of cash investments.

    Net cash provided by financing activities was $370.1 million during 2000, $177.1 million during 1999, and $62.8 million during 1998. Cash provided by financing activities in 2000 related primarily to net proceeds received from our secondary offering in February 2000 of $279.4 million. In addition, we also received principal payments of $78.3 million from NBC related to our note receivable. Cash provided by financing activities in 1999 was primarily attributable to proceeds from our secondary offering of common stock of $166.6 million, as well as proceeds from the issuance of common stock to NBC of $55.0 million, partially offset by the repayment of notes payable of $49.9 million. Cash provided by financing activities in 1998 was primarily attributable to net proceeds from our initial public offering of $57.3 million, proceeds from the issuance of common stock of $5.5 million, and the issuance of notes payable of $1.8 million, partially offset by the repayment of notes payable of $3.2 million.

    As of December 31, 2000, our principal sources of liquidity included approximately $240.9 million in cash, cash equivalents, and short-term investments. In addition, we had approximately $46.3 million in long-term investments.

    As set forth in the consolidated statements of operations, we experienced net losses for the years ended December 31, 2000, 1999, and 1998. We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us or at all.

Recent Accounting Pronouncements

    During 1998, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequently issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment to FASB Statement 133," in June 2000. We are required to adopt FAS 133 and FAS 138 on January 1, 2001. FAS 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income or loss, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income or loss will be reclassified as earnings in the periods in which earnings are affected by the hedged item. On January 1, 2001, we recorded a $4.7 million loss due to the decline in value of our derivative instruments. This charge will be included in our statement of operations for the three months ended March 31, 2001 as a cumulative effect adjustment due to an accounting policy change.

Certain Risk Factors That May Impact Future Operating Results

    In addition to the factors discussed in the "Business" section and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following additional factors may affect our future results:

We cannot assure you that we will be profitable because our businesses have limited operating histories and a history of losses

    We and the businesses that were combined to form us have limited operating histories. We were launched in November 1999, Xoom.com was founded in April 1996, the Snap.com website was launched in September 1997, and VideoSeeker.com, NBC-IN.com, and NBC.com began operations in May 1998, October 1997, and August 1995, respectively. NBC launched CNBC.com in June 1999. In addition, Xoom.com, Snap, and the Internet businesses contributed by NBC have not achieved positive annual operating cash flows, and we expect to incur net losses for the foreseeable future.

    Because of the limited operating histories of our businesses and the uncertain nature of the rapidly changing markets we serve, future results of operations cannot easily be predicted with precision. Moreover, we have had difficulties forecasting our revenue potential and operating expenses based on the limited historical financial data of our businesses.

    Our operating expenses may increase to the extent that we expand our sales and marketing operations, continue to build, develop and extend our online brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Accordingly, if our operating expenses increase, we will need to increase revenue to be profitable. As a result, we may experience significant losses on a quarterly and annual basis. If our actual revenue is lower than predicted, we may be unable to adjust our operating expenses accordingly. If revenue does not grow as expected or changes in expenses are not in line with forecasts, our business, results of operations, and financial condition could be seriously harmed. If our operating results in any period fall below the expectations of securities analysts and investors, the market price of our shares would likely decline.

Our business will be subject to all of the risks and difficulties frequently encountered by early stage companies

    The prospects of our business are subject to all of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those involved in the Internet and in e-commerce. These risks include the following uncertainties and potential adverse developments:

  •
  the uncertainty of the level of use of the Internet and online services, and the uncertainty of acceptance of the Internet and other online services and products such as those we offer;

  •
  the lack of success of our proposed business model on the Internet;

  •
  our failure to continue to build, develop, and extend our online brand;

  •
  our inability to obtain needed financing;

  •
  higher than anticipated marketing costs that we will need to incur to build, maintain, and enhance our online brand;

  •
  our inability to generate significant advertising and e-commerce revenue;

  •
  our inability to maintain and increase levels of traffic and membership on our website or to manage rapidly expanding operations effectively;

  •
  the emergence of new services offered by our competitors that affect the level of traffic on our website and our ability to expand our membership base;

  •
  our inability to predict demand for products and services we offer and to optimize advertising inventory levels accordingly;

  •
  our inability to meet minimum guaranteed impressions under advertising agreements;

  •
  our failure to adapt to the mix of types of advertising we will sell and developments relating to advertising on the Internet;

  •
  our failure to anticipate and adapt to a developing Internet market and increased competition;

  •
  our inability to upgrade, develop, and deploy our network, systems, and infrastructure and attract new personnel in a timely and effective manner; and

  •
  the failure of our server and networking systems to handle traffic on our website efficiently.

    If any one or a combination of the above factors occurs, our business and financial condition could be seriously harmed.

Our failure to attract and retain advertising customers in quantities and at rates that are satisfactory to us could harm our business

    We derive a significant portion of our revenue from the sale of on-air and online advertisements, including co-branded commercials, banners, buttons, windows, and text links. We are uncertain whether web advertising will grow at a rate that will support expansion in our revenue. The Internet as a marketing and advertising medium has not been available for a sufficient period of time to gauge accurately its effectiveness as compared with traditional media. Many of our suppliers and advertisers have only limited experience with the Internet as a marketing and advertising medium.

    Our ability to generate significant advertising revenues will depend upon:

  •
  advertising rates, which may continue to fall based on increased competition from online companies and offline media;

  •
  the development of a large base of users of services possessing demographic characteristics attractive to advertisers; and

  •
  our ability to continue to develop and update effective advertising delivery and measurement systems.

    No standards have yet been widely accepted for the measurement of the effectiveness of web-based advertising. Advertisers may determine that banner advertising, which currently comprises a substantial portion of our revenue, is not an effective advertising medium. If other forms of web-based advertising prove more popular than banner advertisements, we may not be able to change our operations to take advantage of such forms. Advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may adversely affect the viability of advertising on the Internet. Our advertising customers may not accept the internal and third-party measurements of impressions received by advertisements on our online media properties and such measurements may contain errors. We rely primarily on our internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including risks associated with the recruitment, retention, management, training, and motivation of sales personnel. As a result of these factors, we may not be able to sustain or increase advertising sales levels. Failure to do so may harm our business, operating results, and financial position.

We anticipate our business will fluctuate from quarter to quarter due to our near-term reliance on short-term advertising agreements and seasonal fluctuations, which could harm our results of operations

    In the near-term, a substantial portion of our net revenue is expected to be from short-term advertising contracts, usually one to two months in length. As a result, our quarterly operating results will be a function of the contracts we enter into within the quarter and our ability to adjust spending in light of any net revenue shortfalls. Thus, the cancellation of even a small number of advertising contracts could significantly affect our operating results. Our operating expenses may increase over the near term. To the extent that our expenses increase but our revenue does not, our business, operating results, and financial condition may be seriously harmed.

    Advertising revenue is also subject to seasonal fluctuations. Historically, advertisers spend less in the first and third calendar quarters, and user traffic on online media properties has been lower during the summer and during year-end vacation and holiday periods. As a result, we expect our results of operations to fluctuate throughout the year, which may significantly harm our business and financial condition.

Our advertising revenue may be affected by the loss of traffic on our website

    Advertising revenue is linked to the level of traffic on our website, so if traffic is less than the level expected by our advertising customers, revenue from this source could be reduced. We have some advertising contracts that require a guaranteed minimum number of impressions on our website. Reduced traffic on our website would cause us to fall short of meeting these minimum requirements and, as a result, we may need to give credits to our advertisers and reduce advertising rates, which would lead to a reduction in our revenue from advertising.

Our acceptance of equity securities of our customers as payment for our services in a number of agreements with our partners subjects us to a number of risks

    We currently derive a significant portion of our revenue from non-cash transactions. We have entered and currently enter into agreements with selected companies to provide promotional services, such as advertising placements and customer referrals, in exchange for cash, equity securities of these companies, or a combination of the two.

    We regularly review all of our investments in public and private companies for other-than-temporary declines in fair value. When we determine that the decline in fair value of an investment below our accounting basis is other than temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of any such decline. During the year ended December 31, 2000, we determined that the declines in value of certain of our investments were other than temporary, and we recognized losses totaling $58.5 million to record these investments at their current fair value as of December 31, 2000.

    We also had unrealized losses of $26.1 million on available-for-sale securities included as a component of comprehensive loss in our consolidated statement of stockholders' equity as of December 31, 2000. In recent months, companies in the Internet and e-commerce industries have experienced difficulties, including difficulties in raising capital to fund expansion or to continue operations. Because the companies in which we have investments are part of the Internet and e-commerce industries, we may conclude in future quarters that the fair values of certain of these investments have experienced an other-than-temporary decline.

The majority of our customers are Internet companies and our business will be seriously harmed if the Internet does not become a viable commercial marketplace

    The majority of our customers are Internet companies that are dependent upon the acceptance of the Internet as a viable commercial marketplace. If the use of the Internet for e-commerce transactions and as an advertising medium does not continue to grow, we could lose a substantial portion of our customer base, which would seriously harm our business and financial condition. In addition, if our partners experience difficulties, we may not receive consideration owed to us. As agreements with partners expire or otherwise terminate, we may be unable to renew or replace these agreements on terms that are as favorable to us.

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

    We compete with many other providers of online navigation, information, and community services, such as Yahoo!, including GeoCities and Broadcast.com; AOL Time Warner, including AOL.com, Netcenter and ICQ; AltaVista; Excite@Home; Terra-Lycos, including HotBot and Tripod; and Microsoft Corporation, including msn.com.

    Our businesses compete directly with a great number of other Internet sites and other media companies across a wide range of different online services with advantages in technical expertise, brand recognition and other factors, including:

  •
  metasearch services and software applications that allow a user to search the databases of several directories and catalogs simultaneously;

  •
  database vendors that offer information search and retrieval capabilities with their core database products;

  •
  web-based e-mail and instant messaging services either on a stand alone basis or integrated into other products and media properties;

  •
  online merchant hosting services and the entry of an increasing number of companies selling goods and services on the Internet;

  •
  online content websites such as ESPN.com and CNET/ZDNet.com;

  •
  online local interactive content websites, such as Excite@Home's City Guides, Lycos City Guides, AOL Time Warners's Digital City, Ticketmaster Online-CitySearch, and Yahoo! Get Local;

  •
  online video broadcast services, such as CNN VideoSelect, RealNetworks, and FoxNews;

  •
  online community websites, such as iVillage, Tripod, WhoWhere, GeoCities, and theglobe.com; and

  •
  potential new entrants in any one or all of these areas, or new areas not considered.

    In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide such capabilities. Any such acquisitions could be dilutive to our stockholders.

If our investment of resources in developing and promoting our online brand, NBCi.com, is not successful, the results of our operations could be seriously harmed

    As the number of Internet sites grows, we believe brand recognition plays an increasingly important role in the success of Internet companies. Establishing and promoting our online brand, NBCi.com, in the face of pressures from our competitors is critical to further developing our member and user base, as well as various strategic and commercial relationships. We need to continue to devote substantial financial and other resources to increase and maintain the awareness of NBCi.com among members, advertisers, and e-commerce partners through:

  •
  web advertising and marketing;

  •
  traditional media advertising campaigns in television, print, radio, and billboards; and

  •
  providing a high quality user experience.

    In September 2000, we began integrating our Snap.com, Videoseeker.com, and Xoom.com brands and consolidated them into our NBCi.com brand. This initiative could harm our revenue as a result of the loss of brand identification and equity associated with phased-out brands, to the extent that e-commerce customers, partners, and advertisers do not fully transition to the NBCi.com brand. Our efforts to build the new brand may not be successful. All of these factors could severely harm our future operating results.

    Further, we have agreed to purchase at least $405.0 million of promotional services from NBC over the four-year period beginning December 1999 through November 2003 to develop and promote our online brand as well as our products and services. Our results of operations could be seriously harmed if this investment of financial and other resources in developing and promoting our online brand does not generate a corresponding increase in net revenue, or if the expense of developing and promoting our online brand becomes excessive.

A significant portion of our total assets are long-lived assets and could be subject to other than temporary impairment

    As of December 31, 2000, we had $1.7 billion of long-lived assets, including goodwill and other intangible assets of approximately $1.6 billion. As of December 31, 2000, goodwill and other intangible assets as a percentage of total assets and stockholders' equity was 66.4% and 82.9%, respectively. In accordance with our accounting policy, we considered whether any indicators of impairment were present, as of December 31, 2000, for these long-lived assets. We determined that there were certain indicators of impairment such as the significant fall in our Class A stock price, reductions in our forecasted results of operations, degradation of the online advertising market, and reductions in the our workforce. As a result of these indicators, we examined the potential impairment of our long-lived assets in accordance with our policy.

    In determining whether there was impairment, we prepared a 15-year forecast that represents management's best estimate of our future undiscounted cash flows. Our forecast included assumptions about the pace and levels of capital expenditures, the related sources of financing, the rate of revenue growth, and future levels of operating margins. In addition, we considered actual headcount growth, the ability to contain and control costs, the continuing ability to utilize and leverage the NBC brand, and the continuation of our ongoing relationship with NBC and other key partners. Finally, we considered management's belief that we will ultimately derive sufficient cash flows to support the carrying value of the goodwill and other intangible long-lived assets. Estimated income tax effects were included in the forecast after considering expected utilization of net operating loss and other credit carryforwards and compared the key drivers of our forecast with industry benchmarks. We believe our assumptions are reasonable in light of our expectations about the future of our business and the industry in which we operate and that our estimate of undiscounted cash flows exceeds the carrying value of the long-lived assets. We therefore concluded there was no impairment of these assets as of December 31, 2000. However, there is significant risk that, due to events that are currently unforeseen, the estimate of undiscounted cash flows may change in the future resulting in the need to write-down those assets to fair value at that time. Such a write-down could be material to the Company's operating results and financial position.

If future acquisitions are not successful, or if we are not able to structure future acquisitions in a financially efficient manner, there could be an adverse effect on our business and results of operations

    Acquiring complementary businesses, products, and technologies is an integral part of our business strategy. We are and will continue to be engaged in exploring potential acquisitions both of publicly-traded and privately-held companies. This acquisition strategy will subject us to integration risks. In addition, the success of the acquisitions will be dependent upon the ability of our management to maximize our financial and strategic position when incorporating the acquiring company's technology or businesses. Any of these risks could prevent us from realizing significant benefits from our acquisitions.

    In addition, we may invest in business areas in which we do not currently compete. Such acquisitions represent greater risks as we would be entering markets, at potentially great expense, where we have little or no direct prior experience. Accordingly, such acquisitions, if unsuccessful, could have a significant adverse impact on our financial condition and the price of our Class A common stock. Even if we believe an acquisition is in our best interest, investors or securities analysts may disagree and the size of a potential acquisition could adversely impact the price of our Class A common stock. We may also engage in other forms of financial transactions, such as spin-offs or initial public offerings of common stock of our subsidiaries. These transactions or large acquisitions could effectively change our corporate structure, without providing our stockholders an opportunity to vote on the transaction. Such acquisition or investment strategies, if implemented, may not be successful.

    We will face increased competition with other entities for desirable acquisition targets. Like several of our competitors and other Internet companies, we expect to issue common stock in future acquisitions. If the market price of our Class A common stock suffers declines disproportionate relative to our competitors or fails to keep pace with any increases in the price of the stock of our competitors, we may not be able to compete with other entities for desirable acquisition candidates. Our inability to acquire complementary businesses, products, and technologies may seriously harm our business and results of operations.

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

The use of a community platform is unproven and depends on maintaining and expanding our membership base; we do not know whether our community platform will be viable and profitable

    A part of our business model relies on using our community platform and membership base to generate revenues from different sources. To be profitable, we will need to provide goods and services that are attractive to our members, advertisers, and vendors. We previously relied on member-generated content and the "grassroots" voluntary promotional efforts of our members to develop and maintain our profile as a community site. A decline in voluntary promotional activities by the members or member-generated content could make our community services less attractive.

    We cannot be sure that Internet users will continue to be interested in communities on the web, or that direct e-mail marketing will prove to be a profitable or effective method of selling goods and services.

We may not be able to sustain the growth of our Internet properties

    Although we have experienced year-to-year growth in net revenue, members, customers, and reach in recent periods, these growth rates may not be sustainable. These growth rates will likely decrease and are not indicative of future growth rates we may experience. For example, our net revenue increased from $15.7 million for the quarter ended December 31, 1999 to $31.0 million for the quarter ended December 31, 2000. However, net revenue decreased by approximately $300,000 from the quarter ended September 30, 2000 to the quarter ended December 31, 2000.

Any failure of our network infrastructure could seriously harm our results of operations

    Our success depends upon the capacity, reliability, and security of our networking hardware and software infrastructure. Any failure in our networking hardware and software infrastructure could significantly and adversely impact the results of our operations.

    Our business has developed systems for maintaining our website, processing transactions, and managing orders internally. If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer from slower response times, problems with customer service, and delays in reporting accurate financial information.

    We use network servers that are housed separately by application at Exodus Communications, Inc. in Santa Clara, California and Frontier Global Center in Sunnyvale, California. Our website is connected to the Internet via multiple links 24 hours a day, seven days per week by Exodus and Frontier Global Center. Exodus and Frontier Global Center also provide and manage power and maintain the correct environment for our networking and server equipment. We manage and monitor our servers and network remotely from our headquarters in San Francisco, California. We strive to rapidly develop and deploy high-quality tools and features into our systems without interruption or degradation in service.

    Although agreements with hosting companies will give us remedies for service interruptions, we cannot guarantee that:

  •
  we will have uninterrupted access to the Internet;

  •
  our members and users will be able to reach our website; or

  •
  communications via our website will be secure.

    Any disruption in the Internet access provided by our hosting companies, any interruption in the service that our hosting companies receive from other providers, or any failure of our hosting companies to handle higher volumes of Internet users to our website, could seriously harm our business, results of operations, and financial condition.

    Despite precautions taken by our businesses and by the companies that host our website, our systems are susceptible to natural and man-made disasters such as earthquakes, fires, floods, power loss, and sabotage. Our systems also may be vulnerable to disruptions from computer viruses and attempts by hackers to penetrate our network security. We are covered by insurance for loss of income from some of the events listed above, but this insurance may not be adequate to cover all instances of system failure. Any of the events listed above could cause interference, delays, service interruptions, or suspensions in our business, and as a result, seriously harm our business and results of operations.

    We must continue to expand and adapt our system infrastructure to keep pace with the increase in the number of members who use the services we provide. Demands on our infrastructure that exceed current forecasts could result in our website experiencing technical difficulties. Any system failure that interferes with access to our website and use of the free services we provide could diminish the level of traffic on our website. Continuing or repeated system failures could impair our reputation and our brand name and reduce our commerce and advertising revenue. At present, we do not know if we will be able to scale the systems to handle a larger amount of traffic at higher transmission speeds. Expanding the network infrastructure will require substantial financial, operational, and management resources, all of which could harm our financial results and operations.

    If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer slower response times, problems with customer service and delays in reporting accurate financial information. Any of these factors could significantly and adversely impact the results of our operations.

Difficulties we may encounter in dealing with our potential expansion or reduction could seriously harm our results of operations

    Our strategy is to continue growing our membership and user base at a rapid pace. If this growth continues, we will experience a significant strain on our resources because of:

  •
  the need to manage relationships with various strategic partners, technology licensors, members, advertisers, and other third parties;

  •
  difficulties in hiring and retaining skilled personnel necessary to support our businesses;

  •
  the need to train and manage our employee base; and

  •
  pressures for the continued development of our financial and information management systems.

    Difficulties we may encounter in dealing successfully with the above risks could seriously harm our operations. Furthermore, we have undertaken certain cost-cutting measures, including reduction in headcount. Our inability to manage such measures could cause serious harm to our business.

Our failure to continue to integrate the operations of Xoom.com, Snap, or the Internet businesses contributed by NBC and other recent acquisitions could seriously harm our operations

    In September 2000, we unified our web properties, including Xoom.com, Snap, the Internet businesses contributed by NBC, and other recent acquisitions, under a single brand, NBCi. Our success will depend substantially on whether we can sustain and continue this integration in an efficient and effective manner. We can provide no assurance that this will occur. The combination of our online properties requires, among other things, the technological integration of our websites, which include NBCi.com, Xoom.com, Snap.com, NBC.com, NBC-IN.com, and VideoSeeker.com and the coordination of the sales, marketing and research and development efforts of Xoom.com, Snap, the Internet businesses contributed by NBC, and other recent acquisitions.

    Some of the factors contributing to the risks of integration are:

  •
  difficulties and expenses of integrating operations, technology, and personnel into our operations while preserving the goodwill of our businesses;

  •
  the additional financial resources that may be needed to fund our operations;

  •
  the potential disruption caused to the web properties of Xoom.com, Snap, or the Internet businesses contributed by NBC and other recent acquisitions by the need to dedicate management and other resources to completing the unification under the NBCi brand; and

  •
  our ability to retain employees.

    We may not be able to fully unify our web properties smoothly or successfully. The integration of the operations of the web properties will continue to require significant management resources, which may distract management's attention from our day-to-day operations.

The successful operation of our business depends upon the supply of critical elements from other companies

    We depend substantially upon third parties for several critical elements of our business, including technology, content development, and distribution activities.

    Technology: We continue to license technology and related databases from third parties for some elements of our properties, including, among others, technology underlying the delivery of stock quotes and current financial information, chat services, street mapping, telephone listings, and similar services. We expect to experience interruptions and delays in service and availability for such elements from time to time. Furthermore, we are and expect to be dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment used to deliver our products and services. Any errors, failures, or delays experienced in connection with these third-party products and information services could negatively affect our relationship with users and adversely affect our brands and business, and could expose us to third party liability.

    Content Development: A key element of our strategy involves the implementation of our branded online properties targeted for specific interest areas, demographic groups, and geographic areas. In these efforts, we rely on content development and localization efforts of third parties. We cannot guarantee that the third parties will effectively implement these properties, or that their efforts will result in significant revenue to us. Any failure of these parties to develop and maintain high-quality and successful media properties also could hurt our brands.

    Distribution Relationships: In order to create traffic for our online properties and make them more attractive to advertisers and consumers, we have distribution agreements and informal relationships with leading web browser providers and portals, operators of online networks and leading websites, manufacturers of Internet devices, and computer manufacturers. These distribution arrangements typically are not exclusive, and may be terminated upon little or no notice. Third parties that provide distribution typically charge fees or otherwise impose additional conditions on the listing of our online properties. Any failure to cost-effectively obtain distribution could seriously harm our business, results of operations, and financial condition.

To be successful in the continually evolving market for online services, we must continue to enhance our properties and develop new ones

    Rapid technological change, changing customer needs, frequent new product and service introductions, and evolving industry standards characterize the Internet market. These market characteristics could render our existing services, technology, and systems obsolete. We must continually improve the performance features and reliability of our services to respond to evolving market demands and competition. Our business, operating results, and financial condition would be seriously harmed if we are unable to respond in a cost-effective and timely manner to changing market conditions or customer requirements.

    To remain competitive, we must continue to enhance and improve the functionality, features, and content of our website. We may not be able to successfully maintain competitive user response times or implement new features and functions, as these changes will likely involve the development of increasingly complex technologies. Personalized information services, such as our web-based e-mail services, message boards, stock portfolios, and community features, require significantly greater expense than our general services. We cannot guarantee that these higher expenses will be offset by additional revenue.

    A key element of our business strategy is the development and introduction of online properties targeted for specific user groups with particular demographic characteristics and geographic concentration. We may not be successful in developing, introducing, and marketing such products or media properties, and such properties may not achieve market acceptance, enhance our brand name recognition, or increase user traffic. Furthermore, enhancements of or improvements to our website or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name. If we fail to effectively develop and introduce new properties, or those properties fail to achieve market acceptance, our business, results of operations, and financial condition could be seriously harmed.

If we are unable to protect our intellectual property rights or acquire necessary intellectual property rights, our business and financial condition may be seriously harmed

    We view our technology as proprietary and will seek to protect it under existing United States and international laws relating to protection of intellectual property. We are continuing to develop internal procedures to control access to and dissemination of our proprietary information. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. Protecting our intellectual property against infringement could result in substantial legal and other costs and could divert our limited management resources and attention, any of which could adversely impact our business and results of operations.

    Some of the technology to be incorporated into our website is based on technology licensed from third parties. As we continue to introduce new services, we may need to license additional technology. If we are unable to license needed technology in a timely manner and on commercially reasonable terms, we could experience delays and reductions in the quality of our services, all of which could seriously harm our business and results of operations. Our reputation and the value of our proprietary information could also be adversely affected by actions of third parties to whom we license our proprietary information and intellectual property. If someone asserts a claim relating to proprietary technology or information against us, it may be necessary to seek a license to such intellectual property. We may not, however, be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain any necessary licenses or other rights could seriously harm our business and results of operations.

    Our business has been subject to claims that it has allegedly infringed the proprietary rights of third parties, and third parties may assert claims against us or our business in the future. These claims, whether or not meritorious, sometimes have resulted in and may continue to result in litigation and drain our management and financial resources. If successful, claims of this nature could subject us to liability for monetary damages as well as injunctive relief restricting our use of intellectual property important to our operations, and could ultimately cause us to lose rights to some of our intellectual property. Any of these events could seriously harm our business and results of operations.

We could be subject to liability for online content and breaches of our privacy policy that may not be covered by our insurance

    The nature and breadth of information disseminated on our website and through the sites of our members could expose us to liability in various areas, including claims relating to:

  •
  product information and reviews we offer;

  •
  the content and publication of various materials based on defamation, libel, negligence, personal injury, and other legal theories;

  •
  copyright or trademark infringement and wrongful action due to the actions of third parties;

  •
  use of third party content made available through our website or through content and material posted by members on their home pages or in chat rooms and bulletin boards;

  •
  damages arising from the use or misuse of the free e-mail services we offer; and

  •
  claims by our users against us for breaches of our privacy policy.

    Claims against us of these kinds could result in us incurring substantial costs and could also be a drain on our financial and other resources. If the number or severity of claims of this nature were significant, we would need to implement measures to reduce our exposure and potential liability. In addition to being a drain on our resources, this could also require taking measures that could make our services less attractive to our members and visitors. This in turn could reduce traffic on our website, negatively impact our member and user base, and reduce our revenue from e-commerce and advertising. Our general liability insurance may be insufficient to cover expenses and losses arising in connection with any claims against us. To the extent our insurance coverage does not cover liability or expenses we incur, our business and results of operations would be seriously harmed.

E-commerce activities may expose us to uncertain legal risks and potential liabilities

    As part of our business, we enter into agreements with sponsors, content providers, service providers, and merchants under which we are entitled to receive a share of revenue from the purchase of goods and services by users of our website. In addition, we provide hosting and other services to online merchants. These types of arrangements may expose us to additional legal risks and uncertainties, including potential liabilities relating to the products and services offered by such third parties.

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

Our revenue would suffer if our relationship with one or more of our key customers was terminated or materially diminished

    Our customer base is highly concentrated. Historically, agreements with a limited number of advertising customers have accounted for a substantial portion of our net revenue. For example, during the year ended December 31, 2000, one customer accounted for over 10% of our total net revenue and our ten largest customers accounted for 44% of our total net revenue. We anticipate that our results of operations will continue to depend, to a significant extent, upon revenue from a small number of customers. If agreements with our current customers are terminated or expire, we may not be able to replace these agreements with new agreements from new customers. This could adversely affect our business and results of operations.

If our capital is insufficient to promote our business, and if we cannot obtain needed financing, we will be unable to promote our brand name, exploit acquisition opportunities, and otherwise maintain our position relative to our competitors

    We believe we have sufficient capital resources to support our operations at least for the next 12 months. Nevertheless, we anticipate that we may need to raise funds to maintain and develop our position in the marketplace. It may be difficult or impossible for us to obtain financing on favorable terms, if at all. Neither GE nor its affiliates, including NBC, has made any commitment to provide financing to us. We cannot assure you that there will be a market for our securities at any time when we may seek to raise needed funds by equity financing. Raising funds by issuing equity securities or convertible debt securities will dilute the percentage ownership of our stockholders, subject to NBC's exercise of its preemptive rights, and we cannot assure you that an offering of securities would be completed successfully. Also, new securities we may issue could have rights senior to the rights of our common stock. If we cannot obtain needed financing, we could jeopardize our ability to meet our business plan and we will likely be unable to promote our brand name, take advantage of acquisition opportunities, and otherwise maintain our position relative to that of our competitors, which could seriously harm our business and results of operations.

We could face liability from legal proceedings of our subsidiaries that could seriously harm our business and results of operations

    There are currently claims made against our subsidiaries, including flyswat, GlobalBrain.net, Snap, Xoom.com, and other entities we have acquired, which could adversely impact our financial condition and results of operations. An unfavorable outcome in any matters that we are currently litigating could seriously harm our business and results of operations and the market price of our Class A common stock.

International operations are subject to risks that could seriously harm our results of operations

    We have established and may continue to establish operations or form business partnerships in other parts of the world. We have very limited experience in international markets and may not be able to compete effectively in international markets. Additional expansion of operations into international markets may require substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce desired levels of revenue. In addition, international operations are subject to other inherent risks and problems, including:

  •
  the impact of recessions in economies outside the United States;

  •
  slower adoption of the Internet by users and advertisers in foreign countries;

  •
  greater difficulty in collecting accounts receivable;

  •
  higher costs to develop new or specialized content;

  •
  widely varied and changing regulatory requirements;

  •
  difficulties and costs of staffing and managing foreign operations;

  •
  reduced protection for intellectual property rights and enforcement of other legal rights in some countries;

  •
  political and economic instability;

  •
  continued acceptance of the Euro;

  •
  potential adverse tax effects;

  •
  fluctuations in currency exchange rates; and

  •
  difficulty in maintaining effective communications due to distance, language and cultural barriers.

    Some or all of the above factors could seriously harm our operations.

Risks Related to Our Organizational Structure and Our Relationship with NBC

Because NBC has significant influence over our management and strategy, the ability of the holders of our Class A common stock to determine the outcome of matters requiring a stockholder vote is reduced

    As of December 31, 2000, NBC and its affiliates owned approximately 38.6% of our outstanding common stock. If the convertible notes held by NBC are converted, this ownership interest could increase up to approximately 43.8%. Even before the convertible notes are converted, however, CNET has agreed to vote its shares of Class A common stock in the same manner as NBC with respect to change in control transactions involving us, enabling NBC to determine the outcome of such vote. In addition, NBC and its affiliates have rights to maintain their percentage ownership in the event of dilutive issuances of stock by us. As a result, NBC may be able to exercise significant influence in the future over many matters requiring approval by our stockholders, including amending our certificate of incorporation, the issuance of additional shares of our Class B common stock, or the adoption of a stockholders rights plan.

    In addition, NBC and its affiliates have the right to elect six of the 13 members of our board of directors, and will retain that right so long as they own 20% of the outstanding shares of our common stock. Following conversion of the convertible notes, for so long as NBC and its affiliates own 35% or more of the outstanding shares of our common stock, NBC and its affiliates will have the right to elect seven of the 13 members of our board of directors. As long as the NBC directors do not constitute a majority of our board of directors, several significant corporate actions by us will require the approval of our directors appointed by NBC, including a change in control of us or our significant subsidiaries and significant sales of assets or securities. For as long as there are any Class B directors, those directors will have the exclusive ability to remove our chief executive officer and to appoint our chief financial officer and our general counsel. In addition, Robert C. Wright, the president and chief executive officer of NBC, serves as our chairman of the board. Many of these rights are embodied in our certificate of incorporation, and as a result, any amendment will require a vote of our stockholders.

    Because of these rights, NBC has the ability to exert significant influence over our management and strategy. While our directors appointed by NBC are obligated by Delaware law to act in our and our stockholders' best interests, NBC's views concerning our management and strategy may be different from the views held by directors appointed by the holders of shares of our Class A common stock.

NBC may freely engage in many activities that may be competitive with our business

    Under our brand integration and license agreement with NBC, NBC is obligated not to co-brand the portal, community and e-commerce services of our competitors with specified NBC marks, and NBC may not operate a general portal service, a broad-based community service, or a broad-based e-commerce service other than through us. However, apart from the restrictions in the brand integration and license agreement, our certificate of incorporation provides that NBC has the right to engage in, and has no duty to refrain from engaging in, the same or similar activities or lines of business as we do, to do business with our potential or actual customers and suppliers and to employ any of our employees. In the event that NBC learns of a potential corporate opportunity to both NBC and us, NBC has no duty to communicate or present the opportunity to our management. NBC will have no liability to us or our stockholders for breach of any fiduciary duty that may be applicable to NBC as one of our major stockholders for acquiring or pursuing any corporate opportunity for itself, directing the opportunity to another person or company, or failing to communicate information about the opportunity to us.

    Moreover, our certificate of incorporation provides that persons who are directors or officers of us and also of NBC are deemed to have fully satisfied their fiduciary duties to us with respect to corporate opportunities of NBC and us if they act consistently with the policy regarding corporate opportunities set forth in our certificate of incorporation. In particular, a corporate opportunity offered to any person who is a director, but not an officer, of us and who is also a director or officer of NBC belongs to us only if offered in writing to such person solely in his or her capacity as our director, and otherwise such corporate opportunity belongs to NBC.

    These provisions are effective for so long as NBC owns at least 20% of our common stock and at least one person who is one of our directors or officers is also a director or officer of NBC. In addition, amendment of these provisions of our certificate of incorporation in a manner adverse to NBC's interests requires the approval of holders of at least 80% of our outstanding common stock.

    Although as our principal stockholder NBC has a significant financial interest in our success, NBC also has the objective of maximizing value for its parent company, General Electric, and the stockholders of GE. Circumstances may exist under which NBC's corporate objectives conflict with our operations or strategy, and, except as may otherwise be required by law, NBC has no obligation to act in a manner beneficial to us in the event of such a conflict. For example, NBC has entered into a distribution and marketing agreement with ValueVision International, Inc. with respect to its home shopping and transactional television service, and an affiliate of NBC is a principal shareholder of ValueVision. NBC is also the parent company of the CNBC cable channel and owns 90% of CNBC.com LLC. Moreover, NBC distributes its owned and licensed television programming and other content over a wide array of media in varied formats, including videostreaming and other methods of distribution of video content via the Internet, and there is no limitation on its ability to continue to do so or to develop new methods of distribution or delivery or forms of content independently from us. In addition, the value of NBC-IN.com will be dependent on our ability to negotiate content and distribution relationships with NBC's affiliated television stations, including the 13 stations owned and operated by NBC. Although NBC is obligated to comply with the terms of the brand integration and license agreement, we cannot assure you that NBC will not engage in activities that are competitive with or otherwise negatively affect our business. Any such action by NBC may seriously harm our business, operating results, and financial condition.

NBC's relationships with our strategic partners limit our ability to enter into strategic relationships and to provide news, including sports and business news, on our website

    NBC's relationships with our existing strategic partners and our future relationships with partners sometimes limits and may limit in the future our ability to enter into other strategic relationships or provide services that we might otherwise offer on our website. For example, NBC has a relationship with Microsoft that limits in significant respects the ability of NBC and its affiliates to provide news, including sports and business news, on any website other than MSNBC.com. Consequently, our ability to develop and present news content on our site is limited, and our efforts must be consistent with these restrictions. In addition, the ability of NBC and its affiliates to deliver business news video on an interactive basis via the Internet is restricted by the terms of NBC's joint ventures with Microsoft and Dow Jones. We may enter into similar or other non-competition arrangements with strategic partners that may limit our ability to engage in or provide some activities or services.

We are significantly dependent upon the quality of the NBC brand

    A deterioration in the quality or value of the NBC brand or the termination of the brand integration and license agreement may seriously harm our business, operating results, and financial condition. Our licensed use of the NBC brand is a critical aspect of our efforts to retain, attract, and expand our user and advertiser base, both through the advertising and promotion we will purchase on the NBC television network as well as the inclusion of the NBC brand on our website. The television industry is characterized by a small number of participants with significant financial resources and substantial experience in a wide variety of media, and consequently is extremely competitive. The success of each television network is often dependent upon its ability to deliver programming that appeals to viewers. Television programming often requires substantial lead time to develop and produce, and seasonal network schedules are typically designed months before actually being aired. This limits a network's flexibility to alter programming to respond to changes in viewers' tastes. The relative ranking of television networks fluctuates continuously. Each network conducts its own research and obtains research from third parties in order to evaluate its appeal to a complex variety of demographic groups, and each network uses this information to promote its television programming and negotiate pricing with advertisers. While NBC has enjoyed significant success in broadcast and cable television and we expect it to continue to devote efforts to continuing this success, NBC television programming may not continue to appeal to viewers generally, or to the particular demographic groups valued by advertisers. Consequently, we cannot predict the extent to which use of the NBC brand will have a positive effect on our ability to attract users and advertisers. In addition, NBC may terminate the brand integration and license agreement if, among other reasons, its percentage ownership in us declines to 5% or less, or if there is a change in control of us.

The significant influence of NBC and anti-takeover provisions in our charter documents could negatively impact our stockholders

    NBC has significant influence with respect to our management and strategy. As a result of NBC's influence, NBC is able to exercise effective control over significant corporate transactions, which may delay or prevent a change in control. NBC and its affiliates have enhanced voting rights with respect to the approval of significant corporate acquisition transactions. In the event that a third party initiates a tender offer for our common stock or we agree to enter into any transaction that would result in a change of control, the limitations on NBC's ability to acquire additional shares in us, to solicit proxies in connection with an amendment to our certificate of incorporation, or for the election of Class A directors, or to propose to the holders of the Class A common stock a merger, business combination, or similar transaction terminate. Moreover, NBC can terminate our use of the NBC trademarks and logos in the event of a change of control of us. Other provisions of our charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Any of these factors could impede or prevent transactions that would cause a change in control in us. These anti-takeover provisions might discourage bids for our common stock at a premium over the common stock market price and adversely affect the trading price of our common stock.

Market and Industry Risks

Recent alliances have resulted in competitors offering a broader variety of Internet related services through more integrated websites and the use of prominent search buttons to direct traffic, which may make it more difficult for Internet users to find and use our products and online properties

    Recent acquisitions and alliances have resulted and will result in greater competition as more users of the Internet consolidate to fewer services that incorporate search and retrieval features. In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, web browsers offered by Microsoft and by AOL Time Warner's Netscape increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find and use our products and services.

    In the future, Netscape, Microsoft, and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home pages. For example, search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser, and other software applications, and Microsoft may promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as WebTV Networks. Each of these situations creates a potential competitive advantage over us because Internet navigational offerings of competitors may be more conveniently accessed by users.

The e-commerce market is extremely competitive and any increase in competition could adversely affect our ability to maintain or improve our position in the market relative to that of our competitors

    The e-commerce market is extremely competitive, and we expect intense competition from an ever increasing number of companies selling goods and services over the Internet. These competitors include: traditional retailers, various mail-order retailers, Internet-focused retailers, manufacturers that sell directly over the Internet, and many software companies. We expect new competitors to continue to emerge.

    Increased competition from these and other sources could require us to respond by establishing pricing, marketing, and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we otherwise establish or obtain. Such outcomes could seriously harm our business prospects, financial condition, and results of operations.

Market consolidation has created and continues to create companies that are larger and have greater resources than us

    In the recent past, there have been a number of significant acquisitions and strategic plans announced among and between our competitors, including:

  •
  CNET's acquisition of ZDNet;

  •
  Terra Networks' acquisition of Lycos;

  •
  AOL's acquisition of Netscape and its merger with Time Warner, Inc.;

  •
  CMGI's acquisition of 83% of AltaVista;

  •
  @Network's acquisition of Excite; and

  •
  Yahoo!'s acquisitions of GeoCities and Broadcast.com.

    The effects these acquisitions and strategic plans have on us cannot be predicted with accuracy, but some of these competitors are aligned with companies that are larger or more well established than us. In addition, these competitors include television broadcasters with access to unique content and substantial marketing resources. As a result, these competitors may have access to greater financial, marketing and technical resources than us.

Our business may be sensitive to recessions

    We presently derive a significant portion of our revenue from advertising. The demand for online advertising may be linked to the level of economic activity and employment in the United States and abroad. A recession could cause companies to reduce or postpone their marketing spending generally and their online spending in particular. If a significant economic downturn or recession occurs in the U.S. or abroad, our business and the value of our Class A common stock could be significantly harmed.

Our success will depend upon the growth in the use of the Internet for e-commerce transactions

    Our future success depends on the continued growth in the use of the Internet for e-commerce transactions. Use of the Internet for retail transactions is a recent development, and the continued demand and growth of a market for services and products via the Internet is uncertain. The Internet may ultimately prove not to be a viable commercial marketplace for a number of reasons, including:

  •
  unwillingness of consumers to shift their purchasing from traditional retailers to online purchases;

  •
  lack of acceptable security for data and concern for privacy of personal information;

  •
  limitations on access and ease of use;

  •
  congestion leading to delayed or extended response times;

  •
  inadequate development of web infrastructure to keep pace with increased levels of use; and

  •
  increased or excessive government regulation.

    Because of these factors, we do not know whether our business model will ultimately be viable and profitable. Also, in the future, some Internet access providers may act to block or limit the use of e-mail for direct e-commerce solicitations, whether at their own initiative or at the request of users. Our members may also choose not to receive our e-mail offerings or may fail to respond to such offerings. If these blocking or limiting programs become popular, there could be a negative effect upon the viability of e-commerce on the Internet and on our business, results of operations, and financial condition.

Competition for qualified personnel is intense, and the loss of key personnel and our inability to attract and retain additional qualified personnel could harm our business and results of operations

    Our success depends to a significant degree upon the contributions of our executive management team, as well as our technical, marketing, and sales personnel. Also critical to our success is our ability to attract and retain additional highly qualified management, technical, sales and marketing, and customer support personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. In addition, competition for qualified employees is intense, specifically in the areas of website development, design, and integration. The loss of key personnel, or the inability to attract and retain additional, qualified personnel could significantly harm our business and results of operations.

Regulatory and Legislative Risks

Imposition of new taxes or fees by federal, state, or foreign governments on Internet transactions or on the use of the Internet as a means of communication could adversely affect us

    Imposition of sales or other similar taxes on our sales of merchandise in states or countries where we ship goods could harm our results of operations. Imposition of new taxes or fees by federal, state, or foreign governments on Internet transactions or on the use of the Internet as a means of communication could also adversely affect us.

Privacy concerns, government regulation, and legal uncertainties could have an adverse effect on our business and results of operations

    Laws and regulations that apply directly to communications or commerce over the Internet are becoming more prevalent. The United States Congress has recently passed Internet laws regarding privacy and the protection of children, copyrights, taxation, and the transmission of sexually explicit material. The European Union has enacted its own privacy regulations and other countries may do so in the future. In addition, new laws may be adopted in the United States and in other countries covering issues such as music licensing, broadcast licensing fees, and the characteristics and quality of Internet services. Laws regulating the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws that govern intellectual property, privacy, libel, and taxation apply to the Internet. The development of laws governing these areas, or the application to the Internet of existing laws not designed for the Internet, may decrease the growth in the use of the Internet. In addition, the growth and development of the e-commerce market may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could harm our business.

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

Trading Risks

Our stock price has been and may continue to be volatile based on a number of factors, some of which are not in our control

    The trading price of our Class A common stock has been and may continue to be highly volatile. For example, during the 12 months ended December 31, 2000, the closing price of our Class A common stock ranged from $100.17 to $3.06, and subsequently closed at $1.34 on March 16, 2001. Our stock price could be subject to wide fluctuations in response to a variety of factors, many of which are out of our control, including:

  •
  actual or anticipated variations in quarterly operating results;

  •
  announcements of technological innovations by us or our competitors;

  •
  new products or services offered by us or our competitors;

  •
  changes in financial estimates by securities analysts;

  •
  conditions or trends in the Internet industry and the portal and community services segment in particular;

  •
  our announcement of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

  •
  additions or departures of key personnel; and

  •
  sales of securities by us or our stockholders.

    In addition, The Nasdaq National Market, where most publicly held Internet companies are traded, has recently experienced extreme price and volume fluctuations. The trading prices of many Internet companies have been at multiples of earnings or revenue substantially above historic levels. These broad market and industry factors have and may in the future cause the market price of our Class A common stock to decline, regardless of our actual operating performance. In the past, following periods of volatility in the market price of an individual company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to interest rate risk relates primarily to our portfolio of short- and long-term cash investments, our note receivable from NBC, our convertible note payable to NBC, and equity security prices.

Interest rate sensitivity

    We invest primarily in instruments issued by high quality financial institutions and companies including demand and money market instruments and debt issued by corporations. All of our investments have maturities of less than two years. Investments in fixed and floating rate interest earning instruments carry interest rate risk in that the fair value of fixed rate securities may be adversely impacted if interest rates rise while floating rate securities may produce less interest income if interest rates fall. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.1 million decrease in the fair value of the Company's debt securities classified as available-for-sale.

    Because the interest rates on the note receivable from NBC and convertible note payable to NBC are fixed, an increase in interest rates causes the fair value of the note receivable to decline and the fair value of the convertible note payable to rise and a decrease in interest rates has the opposite effect. A hypothetical 100 basis point increase in interest rates would result in a $4.1 million decrease in the fair value of the note receivable from NBC and a $20.2 million increase in the fair value of the note payable to NBC.

Equity security price risk

    We also invest in equity securities of publicly and privately-held companies, including preferred stock and warrants, for the promotion of business and strategic objectives. These investments are generally in companies in the Internet industry. These investments are accounted for using the cost method and are included in short-term or long-term investments, depending on whether there is a public market for the security and on Rule 144 restrictions regarding salability. For these investments, we periodically review operating performance, financing status, liquidity prospects, and cash flows in assessing carrying values. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. Such losses are included in loss on equity investments in the statement of operations. To date, we have realized losses totaling $58.5 million related to impairment of equity investments.

    Exclusive of a $4.7 million FAS 133 cumulative effect adjustment made to our derivative instruments on January 1, 2001, a hypothetical 20% adverse change in the market prices of our salable public equity securities would result in an approximate $2.5 million decrease in the fair value of our portfolio as of December 31, 2000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Independent Auditors' Report, Consolidated Financial Statements, and Notes to the Consolidated Financial Statements appear in Part IV of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

    Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning our directors and executive officers is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors-Nominees" and "Management-Executive Officers" contained in NBCi's definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Compliance with Section 16(a) of the Exchange Act" contained in our Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

    Information concerning the executive compensation is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors-Director Compensation," "Management-Summary Compensation Table," "Management-Option Grants in Last Fiscal Year," "Management-Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," and "Management-Employment Agreements" contained in our Proxy Statement.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)
The following Consolidated Financial Statements of NBC Internet, Inc. and the Report of Independent Auditors, as listed under (a) (1) below, are filed as a part of this report:

(1) Financial statements

(2) Financial statement schedule

    The following financial statement schedule of NBC Internet, Inc. is filed as part of this Form 10-K, and should be read in conjunction with the financial statements of NBC Internet, Inc.:

    Schedule II—Valuation and Qualifying Accounts 53

    Schedules not listed above have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibit index

Exhibit Number	Document
2.1	Agreement and Plan of Contribution and Merger dated as of May 9, 1999 by and among the Registrant, Xoom.com, Inc., CNET, Inc., Snap! LLC and Xenon 3, Inc.(1)
2.2	First Amendment to Agreement and Plan of Contribution and Merger dated as of October 20, 1999 by and among the Registrant, Xoom.com, Inc. CNET, Inc., Snap! LLC and Xenon 3, Inc.(1)
2.3	Second Amended and Restated Agreement and Plan of Contribution, Investment and Merger dated July 8, 1999 by and among the Registrant, National Broadcasting Company, Inc., GE Investments Subsidiary, Inc., Neon Media Corporation and Xoom.com, Inc.(1)
2.4	First Amendment to Second Amended and Restated Agreement and Plan of Contribution, Investment and Merger dated October 20, 1999 by and among the Registrant, National Broadcasting Company, Inc., GE Investments Subsidiary, Inc., Neon Media Corporation and Xoom.com, Inc.(1)
3.1	Restated Certificate of Incorporation of the Registrant(2)
3.2	Amended and Restated Bylaws of the Registrant(2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate of the Registrant(1)
10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors(1)
10.2	Agreement of Sublease between Xoom.com, Inc. and Cornerstone Internet Solutions Company d/b/a USWeb Cornerstone dated August 1, 1998(1)
10.3	Assignment of Lease by Xaos Tools, Inc. and Acceptance of Assignment and Assumption of Lease by Xoom.com, dated July 31, 1998(1)
10.4	Office Lease for One Beach Street, San Francisco, California between No. 1 Beach Street, LLC and CNET, Inc. dated September 24, 1997(1)
10.5	Governance and Investor Rights Agreement between the Registrant and National Broadcasting Company, Inc.(3)
10.6	Standstill Agreement between the Registrant and CNET, Inc.(3)
10.7	Brand Integration and License Agreement between NBC Multimedia, Inc. and National Broadcasting Company, Inc., dated May 8, 1999(1)
10.8	Stock Option Agreement between Xoom.com, Inc. and National Broadcasting Company, Inc., dated May 9, 1999(1)
10.9	Voting Agreement among Xoom.com, Inc., National Broadcasting Company, Inc., CNET, Inc., Chris Kitze and Flying Disc Investments Limited Partnership, dated May 9, 1999(1)
10.10	Voting and Right of First Offer Agreement between National Broadcasting Company, Inc. and CNET, Inc.(3)
10.11	Loan Agreement between Xoom.com, Inc. and Sand Hill Capital, LLC, dated as of November 3, 1998(1)
10.12	Amended and Restated Letter Agreement between Bank of America National Trust and Savings Association and Snap! LLC, dated September 14, 1999(1)
10.13	Agreement of Lease between Eleven Penn Plaza LLC and Xoom.com, Inc., dated March 16, 1999(1)
10.14	Preferred Carriage Agreement by and between CNET, Inc., National Broadcasting Company, Inc., NBC Multimedia, Inc. and Snap! LLC., dated September 30, 1998(1)
10.15	Addendum to Preferred Carriage Agreement between CNET, Inc. and Snap! LLC, dated September 30, 1998(1)
10.16	Addendum to the Snap Agreements by and among CNET, Inc., National Broadcasting Company, Inc., NBC Multimedia, Inc. and Snap! LLC., dated May 9, 1999(1)

10.17	Form of Severance Agreement by and between Xoom.com, Inc. and Laurent Massa(1)
10.18	1999 Stock Incentive Plan(1)
10.19	Stock Purchase Agreement by and between Xoom.com, Inc. and National Broadcasting Company, Inc., dated September 11, 1999(1)
10.24	Employment Agreement by and between Xoom.com, Inc. and John Harbottle, dated August 4, 1998(1)
10.25	Advertising Agreement between the Registrant and National Broadcasting Company, Inc.(3)
10.26	Registration Rights Agreement by and among the Registrant, CNET, Inc., National Broadcasting Company, Inc., GE Investments Subsidiary, Inc., Flying Disc Investments Limited Partnership and Chris Kitze(3)
10.27	$39,477,953 Subordinated Zero Coupon Convertible Debenture due 2006(3)
10.28	$447,416,805 Subordinated Zero Coupon Convertible Debenture due 2006(3)
10.29	$340,000,000 Term Note(3)
10.30	Office Lease for 225 Bush Street, San Francisco, California between OAIC Bush Street, LLC and Xoom.com, Inc. dated August 13, 1999(1)
10.31	Letter Agreement by and between Xoom.com, Inc. and Edmond Sanctis, dated October 19, 1999(3)
10.32	Letter Agreement by and between Xoom.com, Inc. and Alan Braverman, dated November 12, 1999(3)
10.33	Letter Agreement by and between Xoom.com, Inc. and John McMenamin, dated November 17, 1999(3)
10.34	1999 Employee Stock Purchase Plan(3)
10.35	Employment Agreement by and between NBC Internet, Inc. and William Lansing, dated March 23, 2000(4)
10.36	2000 Non-Qualified Stock Option Plan and form stock option agreement(4)
21.1	Subsidiaries of the Registrant(3)
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-82639) on July 12, 1999.

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

(b) Reports on Form 8-K

1.
On October 24, 2000, we filed a report on Form 8-K announcing that we had entered into a Contribution and Unit Purchase Agreement by and among AllBusiness.com, BigVine.com, Inc., and BigVine, LLC. Pursuant to the terms of the Contribution Agreement, AllBusiness.com and BigVine transferred their respective assets to BigVine, LLC in exchange for limited liability interests in the newly formed company.

2.
On December 7, 2000, we filed a report on Form 8-K announcing the consummation of the AllBusiness/BigVine transaction that was announced on Form 8-K dated as of October 24, 2000. Included in this filing were our unaudited pro forma financial information as of September 30, 2000 and our pro forma results of operations for the nine months ended September 30, 2000.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 29th day of March, 2001.

NBC INTERNET, INC.
By:	/s/ WILLIAM J. LANSING William J. Lansing Principal Executive Officer
By:	/s/ ANTHONY E. ALTIG Anthony E. Altig Principal Financial Officer

Power of attorney

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William J. Lansing and Anthony E. Altig, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in fact, or his substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. LANSING William J. Lansing	Chief Executive Officer and Class A Director	March 29, 2001
/s/ ANTHONY E. ALTIG Anthony E. Altig	Principal Financial and Accounting Officer	March 29, 2001
/s/ JAMES J. HEFFERNAN James J. Heffernan	Class A Director	March 29, 2001
/s/ JEFFREY BALLOWE Jeffrey Ballowe	Class A Director	March 29, 2001

/s/ PHILIP SCHLEIN Philip Schlein	Class A Director	March 29, 2001
/s/ ROBERT C. HARRIS, JR. Robert C. Harris, Jr.	Class A Director	March 29, 2001
/s/ L. LOWRY MAYS L. Lowry Mays	Class A Director	March 29, 2001
/s/ MARK W. BEGOR Mark W. Begor	Class B Director	March 29, 2001
/s/ ROBERT C. WRIGHT Robert C. Wright	Chairman of the Board of Directors and Class B Director	March 29, 2001
Gary M. Reiner	Class B Director	March 29, 2001
John F. Welch	Class B Director	March 29, 2001
/s/ MARTIN J. YUDKOVITZ Martin J. Yudkovitz	Class B Director	March 29, 2001
/s/ SCOTT M. SASSA Scott M. Sassa	Class B Director	March 29, 2001

NBC Internet, Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Allowance for doubtful accounts:

	Balances Beginning of Period	Additions Charged to Costs and Expenses	Balances Acquired in Connection with NBCi Transactions	Deductions and Write-offs	Balances at End of Period
Year ended December 31, 2000	$1,740	$6,443	$—	$(4,903)	$3,280

Year ended December 31, 1999	$195	$866	$936	$(257)	$1,740

Year ended December 31, 1998	$49	$269	$—	$(123)	$195

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NBC Internet, Inc.

    We have audited the accompanying consolidated balance sheets of NBC Internet, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NBC Internet, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
February 12, 2001

NBC Internet, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$91,445	$28,095
Short-term investments	149,471	176,669
Accounts receivable, net of allowance for doubtful accounts of $3,280 and $1,740 in 2000 and 1999, respectively	7,740	17,223
Note receivable from NBC, current portion	82,602	78,288
Other current assets	9,538	8,916

Total current assets	340,796	309,191
Fixed assets, net	63,496	18,096
Goodwill, net	1,508,949	1,646,054
Other intangible assets, net	102,532	113,419
Long-term note receivable from NBC, less current portion	179,110	261,712
Investment in affiliated company	111,606	—
Investment in CNBC.com	68,500	68,500
Long-term investments	46,324	63,601
Other assets, including restricted cash of $3,494 and $8,990 in 2000 and 1999, respectively	5,521	13,523

Total assets	$2,426,834	$2,494,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,814	$15,687
Accrued compensation and related expenses	13,511	15,293
Accrued merger costs	—	11,604
Other accrued liabilities	16,116	7,785
Deferred revenue	16,602	18,943
Amounts due to related parties, current portion	13,215	41,792
Notes payable and capital leases, current portion	4,507	238

Total current liabilities	82,765	111,342
Convertible notes payable and related interest due to NBC and its affiliates	386,083	371,233
Notes payable and capital leases, less current portion	9,088	405
Deferred revenue, less current portion	3,553	11,332
Other long-term liabilities	2,167	—

Long-term liabilities	400,891	382,970
Stockholders' equity:
Class A common stock, $0.0001 par value: Authorized shares—100,000 Issued and outstanding shares—38,981 and 27,676 in 2000 and 1999, respectively	1,582,965	942,770
Class B common stock, $0.0001 par value: Authorized shares—100,000 Issued and outstanding shares—24,551 in 2000 and 1999	1,158,336	1,158,336
Notes receivable from stockholders	(73)	(995)
Deferred compensation	(8,762)	(4,121)
Accumulated deficit	(763,007)	(101,200)
Accumulated other comprehensive income (loss)	(26,281)	4,994

Total stockholders' equity	1,943,178	1,999,784

Total liabilities and stockholders' equity	$2,426,834	$2,494,096

See accompanying notes.

NBC Internet, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2000	1999	1998
Net revenue:
Online advertising	$89,669	$18,741	$2,144
On-air advertising	12,341	1,731	—
E-commerce	20,869	15,628	6,174

Total net revenue	122,879	36,100	8,318

Cost of net revenue:
Online advertising	33,547	6,296	1,385
On-air advertising	9,373	519	—
E-commerce	9,316	10,504	3,542

Total cost of net revenue	52,236	17,319	4,927
Gross profit	70,643	18,781	3,391
Operating expenses:
Operations and development	61,575	7,674	2,939
Sales and marketing	74,403	21,951	2,393
General and administrative	59,401	11,482	3,366
Promotion and advertising provided by NBC	84,582	16,858	—
Amortization of deferred and other stock compensation	13,435	963	1,416
Purchased in-process research and development	3,768	2,603	790
Amortization of goodwill and other intangible assets	350,849	35,822	1,843
Loss on impairment of goodwill and other intangible assets	41,848	—	—
Other non-recurring charges	—	17,801	—

Total operating expenses	689,861	115,154	12,747

Loss from operations	(619,218)	(96,373)	(9,356)
Other income (expense):
Interest income	37,618	10,963	187
Interest expense	(15,844)	(1,421)	(1,629)
Loss on investments	(58,486)	—	—
Equity in net loss of affiliated companies	(5,877)	—	—

Net loss	$(661,807)	$(86,831)	$(10,798)

Net loss per share—basic and diluted	$(10.89)	$(4.26)	$(1.37)

Number of shares used in per share calculation—basic and diluted	60,790	20,386	7,879

See accompanying notes.

NBC Internet, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data)

	Common Stock
	Shares		Amount
					Notes Receivable from Stockholders	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder Equity
	Class A	Class B	Class A	Class B
Balances at December 31, 1997	5,541,367	—	$3,001	$—	$—	$(303)	$(3,571)	$—	$(873)
Issuance of common stock for cash, net of issuance costs of $139	1,815,432	—	5,532	—	—	—	—	—	5,532
Issuance of common stock in exchange for Classic Media Holdings license rights	43,292	—	100	—	—	—	—	—	100
Issuance of common stock in connection with acquisitions	1,221,992	—	4,219	—	—	—	—	—	4,219
Issuance of common stock in exchange for cancellation of notes payable to stockholders	64,937	—	150	—	—	—	—	—	150
Issuance of common stock in exchange for stock subscription receivable	78,224	—	261	—	—	—	—	—	261
Issuance of common stock to directors and consultants in exchange for services	19,564	—	205	—	—	—	—	—	205
Issuance of stock options to consultants	—	—	238	—	—	—	—	—	238
Issuance of common stock in intial public offering, net of offering costs of $7,059	4,600,000	—	57,341	—	—	—	—	—	57,341
Issuance of common stock upon exercise of warrants, net of issuance costs of $28	314,747	—	1,048	—	—	—	—	—	1,048
Issuance of warrant in connection with loan agreement	—	—	1,494	—	—	—	—	—	1,494
Deferred compensation related to grant of stock options	—	—	2,017	—	—	(2,017)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,416	—	—	1,416
Net loss	—	—	—	—	—	—	(10,798)	—	(10,798)

Balances at December 31, 1998	13,699,555	—	75,606	—	—	(904)	(14,369)	—	60,333
Issuance of common stock upon exercise of warrants	116,231	—	—	—	—	—	—	—	—
Issuance of common stock for purchase acquisitions	9,265,640	23,590,680	667,541	1,103,336	—	—	—	—	1,770,877
Issuance of common stock in connection with follow-on offering, net of issuance costs of $8,950	2,659,800	—	166,597	—	—	—	—	—	166,597
Issuance of common stock to directors and consultants in exchange for services	17,967	—	758	—	—	—	—	—	758
Issuance of warrants in connection with ValueVision strategic alliance	—	—	6,937	—	—	—	—	—	6,937
Issuance of common stock upon exercise of options	1,916,352	—	5,445	—	—	—	—	—	5,445
Issuance of common stock for cash	960,028	—	55,000	—	—	—	—	—	55,000
Conversion of common stock issued to NBC	(960,028)	960,028	(55,000)	55,000	—	—	—	—	—
Non-recurring charges related to termination executive officer	—	—	15,706	—	—	—	—	—	15,706
Notes receivable from stockholders	—	—	—	—	(995)	—	—	—	(995)
Deferred compensation related to grant of stock options	—	—	4,180	—	—	(4,180)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	963	—	—	963
Components of comprehensive income (loss):
Net loss	—	—	—	—	—	—	(86,831)	—	(86,831)
Unrealized gain on securities	—	—	—	—	—	—	—	4,994	4,994

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(81,837)

Balances at December 31, 1999	27,675,545	24,550,708	942,770	1,158,336	(995)	(4,121)	(101,200)	4,994	1,999,784
Issuance of common stock and deferred compensation related to purchase acquisitions	6,110,092	—	337,118	—	—	(6,848)	—	—	330,270
Issuance of common stock in connection with follow-on offering, net of issuance costs of $2,178	3,650,000	—	279,401	—	—	—	—	—	279,401
Issuance of common stock under employee stock plans	1,550,793	—	13,138	—	—	—	—	—	13,138
Issuance of common stock to consultants	25,000	—	219	—	—	—	—	—	219
Deferred compensation	—	—	10,965	—	—	(10,965)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	13,172	—	—	13,172
Notes receivable from stockholder assumed in acquisition	—	—	—	—	(386)	—	—	—	(386)
Forgiveness of note receivable from stockholders	—	—	—	—	587	—	—	—	587
Payment of notes receivable from stockholders and return of shares	(30,085)	—	(646)	—	721	—	—	—	75
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(661,807)	—	(661,807)
Unrealized loss on securities	—	—	—	—	—	—	—	(31,139)	(31,139)
Other	—	—	—	—	—	—	—	(136)	(136)

Total comprehensive loss	—	—	—	—	—	—	—	—	(693,082)

Balances at December 31, 2000	38,981,345	24,550,708	$1,582,965	$1,158,336	$(73)	$(8,762)	$(763,007)	$(26,281)	$1,943,178

See accompanying notes.

NBC Internet, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2000	1999	1998
Operating activities:
Net loss	$(661,807)	$(86,831)	$(10,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Receipt of stock in exchange for services provided	(37,670)	(2,217)	—
Depreciation and amortization	384,074	39,367	4,055
Loss on investments	58,486	—	—
Loss on impairment of intangible assets	41,848	—	—
Non-cash interest expense related to note payable to NBC	14,850	1,233	—
Equity in net loss of affiliated companies	5,877	—	—
Purchased in-process research and development	3,768	2,603	790
Non-cash compensation	806	758	443
Non-recurring charges	—	17,801	—
Interest expense related to warrant	—	—	1,494
Issuance of common stock in exchange for Classic Media Holdings license rights	—	—	100
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	3,324	(15,012)	(1,167)
Other current assets	(5,639)	(3,560)	(1,051)
Other assets	11,922	(11,879)	(445)
Accounts payable	1,555	13,454	762
Accrued compensation and related expenses	(1,926)	14,796	418
Other accrued liabilities	(20,006)	(15,975)	1,403
Deferred revenue	7,878	6,239	443
Other long-term liabilities	2,342	—	—

Net cash used in operating activities	(190,318)	(39,223)	(3,553)
Investing activities:
Purchases of fixed assets	(62,095)	(10,731)	(1,954)
Purchases of short-term and long-term investments	(202,731)	(223,135)	(2,000)
Maturities of short-term and long-term investments	184,246	58,600	—
Business disposition	(16,145)	—	—
Business combinations, net of cash	(6,152)	(678)	(731)
Accrued merger costs	(13,543)	11,538	—

Net cash used in investing activities	(116,420)	(164,406)	(4,685)
Financing activities:
Proceeds from issuance of common stock, net	292,539	227,042	62,873
Proceeds from payment of notes receivable from stockholders	75	—	335
Proceeds from exercise of warrants	—	—	1,048
Proceeds from note receivable from NBC	78,288	—	—
Payments of notes payable and capital lease obligations, net	(834)	(49,893)	(1,449)

Net cash provided by financing activities	370,068	177,149	62,807
Effect of foreign currency translation on cash and cash equivalents	20	—	—

Net increase (decrease) in cash and cash equivalents	63,350	(26,480)	54,569
Cash and cash equivalents at beginning of period	28,095	54,575	6

Cash and cash equivalents at end of period	$91,445	$28,095	$54,575

See accompanying notes.

NBC Internet, Inc.
Consolidated Supplemental Cash Flow Information
(in thousands)

	Year ended December 31,
	2000	1999	1998
Supplemental disclosures:
Non-cash transactions:
Issuance of common stock in conjuction with business and technology acquisitions	$337,118	$1,769,682	$4,219

Issuance of notes payable in conjuction with business and technology acquisitions or disposition	$10,000	$370,000	$3,106

Value of shares received upon cashless exercise of warrant	$1,988	$—	$—

Deferred compensation charges	$17,813	$4,180	$2,017

Issuance (return) of common stock in exchange for notes receivable from stockholders, net	$(646)	$995	$261

Fixed assets acquired under capital lease obligation	$3,584	$125	$165

Value of warrant received	$—	$6,343	$—

Value of warrant issued	$—	$6,937	$—

Cash flow information:
Cash paid for interest	$243	$425	$57

See accompanying notes.

NBC Internet, Inc.

Notes to Consolidated Financial Statements

1.  The Company and Summary of Significant Accounting Policies

The Company

    NBC Internet, Inc. ("NBCi" or the "Company") is an integrated Internet media company that combines portal, community, online and on-air advertising, and e-commerce services designed to deliver a comprehensive, next-generation online experience to a domestic audience under a nationally recognized brand name. The Company operates in a single operating segment and generates revenue primarily from online, television, and radio advertising and e-commerce services.

    NBCi was formed as the result of several transactions that occurred on November 29 and 30, 1999, pursuant to which Xoom.com, Inc. ("Xoom.com") and Snap! LLC ("Snap") became wholly-owned subsidiaries of NBCi, and NBCi became the owner of the businesses related to NBC.com, NBC-IN.com, and VideoSeeker.com ("NBC Multimedia Division") and a 10% ownership interest in CNBC.com. Xoom.com was treated as the accounting acquiror and the financial information in the accompanying consolidated financial statements includes Xoom.com's results of operations for the eleven months ended November 30, 1999 and the year ended December 31, 1998 and the consolidated results of operations of Xoom.com, Snap, and NBC Multimedia Division for the one month ended December 31, 1999 and the year ended December 31, 2000.

Basis of presentation

    The consolidated financial statements and notes thereto include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

    The Company has reclassified certain amounts in prior years to conform to the current presentation. These reclassifications had no effect on the Company's previously reported financial position or results of operations.

Use of estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported consolidated results of operations during periods presented. Actual results could differ from those estimates.

Dependence on vendor

    During 1999, the Company entered into a four-year agreement with NBC to be the Company's exclusive provider of television advertising. Although the Company believes that there are alternative vendors for television advertising, there can be no assurance that the Company will maintain its relationship with NBC as the agreement is cancelable upon a material breach by either NBC or the Company. The loss of this relationship could have a material adverse effect on the Company's financial position or results of operations.

Cash equivalents and investments

    The Company considers investments in highly-liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Investments with maturities of greater than 90 days but less than one year are classified as short-term investments. Investments with maturities of greater than one year are classified as long-term investments. The Company's investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. The cost of securities sold is based on the specific identification method. Realized gains and losses upon sale or maturity of these investments are reported in interest income or expense.

    The Company also invests in equity instruments of publicly and privately-held companies for the promotion of business and strategic objectives. These investments are included in short-term and long-term investments. Publicly-held investments are classified as available-for-sale. Privately-held securities are accounted for using the cost or equity method depending on the Company's ownership interest and relative ability to exercise influence. For all investments in equity instruments, the Company periodically reviews operating performance, financing status, liquidity prospects, and cash flows of the investee in assessing carrying values. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. Such losses are included in loss on investments in the statement of operations.

Concentration of credit risk and credit evaluations

    Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short- and long-term investments, and accounts receivable. During 2000, the Company maintained substantially all of its cash, cash equivalents, and short and long-term investments with six financial institutions. The Company conducts business with companies in various industries throughout the world and with individuals over the Internet. The majority of our customers are Internet companies that are dependent on the acceptance of the Internet as a viable commercial marketplace. Many Internet companies have recently experienced substantial declines in the value of their stock and are encountering financial difficulties. The Company performs ongoing credit evaluations of its corporate customers and generally does not require collateral. Sales to individuals are principally paid for with credit cards. Reserves are maintained for potential credit losses. The Company recorded $6.4 million, $866,000, and $269,000 for allowance for doubtful accounts in operations for the years ended December 31, 2000, 1999, and 1998, respectively

Fixed assets

    Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the respective estimated useful lives of the assets. Estimated useful lives of the Company's fixed assets range between 2 and 5 years. The Company identifies and records impairment losses on fixed assets when events and circumstances indicate that such assets might be impaired. To date, impairment losses related to fixed assets have not been material.

Website development costs

    In accordance with Emerging Issues Task Force Issue No. 00-2, "Accounting for Website Development Costs," the Company expenses all costs incurred that relate to the planning and post-implementation phases of website development. These charges are included in operations and development in the accompanying statements of operations. Costs incurred in the development phase are capitalized and recognized over 18 months. Amounts capitalized are included in fixed assets in the accompanying balance sheets and the related amortization is included in operations and development in the accompanying statements of operations

Goodwill and other intangible assets

    Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangible assets is provided on the straight-line basis over the respective estimated useful lives of the assets. As of December 31, 2000, goodwill and other intangible assets were being amortized over periods ranging from 2 to 7 years. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), the Company periodically evaluates whether indicators of impairment are present or changes have occurred that would require revision of the remaining estimated useful life of the assigned intangible assets or render the intangible assets not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the intangible assets are impaired. During 2000, the Company recorded impairment losses of approximately $41.8 million. No such losses were recorded during 1999 or 1998. See Note 5.

Accrued merger costs

    Accrued merger costs represents the Company's estimate of professional services provided in connection with the NBCi transactions that occurred on November 30, 1999 that had not yet been paid for as of December 31, 1999. Such professional services included accounting, legal, printing, and due diligence. As of December 31, 2000, all related costs had been paid.

Deferred revenue

    Deferred revenue consists of online and on-air advertising and e-commerce fees to be earned in the future under agreements existing at the balance sheet date.

Stock-based compensation

    The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for equity awards to employees is recognized when the exercise price is equal to the fair value at the date of grant. The Company adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company accounts for stock based awards to non-employees at fair value in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

    In April 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has

adopted the provisions of FIN 44, and such adoption did not materially impact the Company's results of operations for periods presented in the accompanying consolidated financial statements.

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

Revenue recognition

    Advertising revenue.  A significant portion of the Company's advertising revenue is derived from the sale of promotional space on the Company's online Internet properties. Services offered range from short-term banner advertisements and sponsorships to long-term arrangements, which may include anchor tenancies and the development of co-branded, integrated websites. Revenue derived from such arrangements is recognized during the period in which the service is delivered, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent that the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved. Advertising revenue is also generated from the sale of on-air spots, in which the Company sells promotional space on television advertising purchased from NBC and radio advertising purchased from third parties. On-air advertising revenue is recognized in the period in which the advertisements are aired.

    The Company also exchanges advertisements on its online properties and from its on-air inventory for equity securities in strategic partners and customers. Revenue from these transactions is recognized when advertisements are delivered on the Company's online properties, displayed on television, or aired on radio. Prior to March 16, 2000, revenue derived from these arrangements was recorded at the fair value of services provided or the fair value of the equity securities received, whichever was more reliably determinable at the time of the transaction. In accordance with Emerging Issues Task Force ("EITF") No. 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services," for all transactions entered into after March 16, 2000, revenue is valued at the earlier date of when a performance commitment is made or services are rendered. Revenue from the exchange of media and advertising services for equity securities in strategic partners and customers was $37.7 million and $2.2 million for the years ended December 31, 2000 and 1999, respectively. In addition, the Company recognized approximately $8.2 million and $352,000 for the years ended December 31, 2000 and 1999, respectively, in cash revenue from companies in which it has an equity investment. The Company did not record any revenue from the exchange of advertisements for equity securities during 1998.

    E-commerce revenue.  The Company recognizes revenue from e-commerce sales when products are shipped to customers or when contractual obligations related to e-mail marketing campaigns are met. The Company provides for potential product returns and estimated warranty costs in the period of the sale. Such costs have been minimal to date.

    Barter transactions.  The Company exchanges advertisements on its online properties and from its on-air inventory for advertising in other media. Revenue from barter transactions is recognized when advertisements are delivered on the Company's online properties, displayed on television, or aired on radio. Prior to January 20, 2000, revenue derived from these arrangements was recorded at the fair value of services provided or the fair value of the services received, whichever was more reliably determinable at the time of the transaction. In accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions," advertising barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Revenue from the exchange of media and advertising services for advertising in other media was $3.6 million for the year ended December 31, 2000, of which $502,000 was earned from CNBC.com, and $500,000 for the year ended December 31, 1999.

Shipping and handling costs

    The Company incurs shipping and handling costs in connection with its e-commerce services. These costs are expensed as incurred and included in cost of e-commerce in the accompanying statements of operations.

Development costs

    Development costs, which consist of costs related to the enhancement and modification of the Company's online properties, are expensed as incurred and are included in operations and development expense.

Advertising expense

    All advertising costs are expensed when incurred. Advertising costs, which are included in sales and marketing expense, were $17.9 million, $5.3 million, and $51,000 for the years ended December 31, 2000, 1999, and 1998, respectively. In addition, during the years ended December 31, 2000 and 1999, the Company incurred $84.6 million and $16.9 million, respectively, of promotion and advertising expense related to a four-year advertising agreement in which the Company agreed to purchase $405.0 million of on-air advertising on NBC's television properties. Included in the cost of on-air advertising for the year ended December 31, 2000 and 1999 are $7.1 million and $519,000, respectively, in amounts paid to NBC for the cost of on-air advertising the Company sold to others. As this agreement was entered into during 1999, there was no related expense during 1998.

Net loss per share

    The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"). In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted average number of Class A and Class B common shares outstanding. Since each share of Class B common stock is convertible into one share of Class A common stock, the total of the weighted average number of common shares for both classes of common stock is considered in the computation of net loss per share. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. To date, common equivalent shares from stock options, warrants, and convertible securities (computed using the treasury stock method) have been excluded from the net loss per share calculations as their effect would be antidilutive and were as follows:

Year ended December 31,	Shares excluded
2000	2,317,122
1999	8,758,303
1998	2,981,708

Recent accounting pronouncement

    During 1998 and 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and subsequently issued SFAS No. 138, "Accounting for Certain Derivitive Instruments and Certain Hedging Activities—An Amendment to FASB Statement 133." The Company is required to adopt these pronouncements on January 1, 2001. FAS 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is a hedge, the type of hedge transaction. Gains and losses on derivative instruments reported in other accumulated comprehensive income (loss) will be reclassified to earnings in the periods in which earnings are affected by the hedged item. On January 1, 2001, the Company recorded a $4.7 million loss due to the decline in value of its derivative instruments. This charge will be included in the Company's statement of operations for the three months ended March 31, 2001 as a cumulative effect of an accounting change.

2.  Financial Instruments

    The Company has classified all short-term and long-term marketable securities as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Interest earned on available-for-sale securities is included in interest income. Unrealized gains and losses on marketable securities are included as a component of stockholders' equity in the accompanying balances sheets. Realized gains and losses on sales of available-for-sale securities are recorded in the statement of operations and were not material for all periods presented.

    Short-term and long-term investments included the following securities as of December 31, 2000 and December 31, 1999 (in thousands):

	December 31, 2000
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Demand and money market instrument accounts	$98,909	$4	$(5)	$98,908
Corporate bonds and notes	72,943	126	(22)	73,047
United States government agency bonds	50,708	209	(29)	50,888
Foreign debt securities	7,175	6	—	7,181
Publicly traded equity securities	37,548	124	(26,780)	10,892

Total available-for-sale securities	267,283	469	(26,836)	240,916
Less amounts classified as cash and cash equivalents	(91,446)	(4)	5	(91,445)

Total short-term available-for-sale securities	$175,837	$465	$(26,831)	$149,471

Long-term:
Corporate bonds and notes	$16,051	$148	$—	$16,199
United States government agency bonds	5,876	74	—	5,950

Total long-term available-for-sale securities.	$21,927	$222	$—	$22,149

	December 31, 1999
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Market auction preferred stock	$2,000	$—	$—	$2,000
Demand and money market instrument accounts	35,370	—	(91)	35,279
Corporate bonds and notes	70,009	1	(89)	69,921
United States government agency bonds	51,473	3	(241)	51,235
Foreign debt securities	8,439	11	(13)	8,437
Publicly traded equity securities	32,327	7,453	(1,888)	37,892

Total available-for-sale securities	199,618	7,468	(2,322)	204,764
Less amounts classified as cash and cash equivalents	(28,092)	(3)	—	(28,095)

Total short-term available-for-sale securities	$171,526	$7,465	$(2,322)	$176,669

Long-term:
Corporate bonds and notes	$14,337	$—	$(118)	$14,219
United States government agency bonds	2,996	—	(31)	2,965

Total long-term available-for-sale securities	$17,333	$—	$(149)	$17,184

    The Company also holds long-term investments in both privately-held and publicly-held companies in the form of unregistered securities which are subject to Rule 144 holding period restrictions. As of December 31, 2000 and 1999, these investments totaled approximately $24.2 million and $46.4 million, respectively. These investments are included in other long-term investments in the accompanying balance sheets and are accounted for using the cost method. Additionally, as of December 31, 2000 and 1999, the Company held a long-term investment in CNBC.com totaling $68.5 million.

    Impairment losses on equity securities are recorded in the statement of operations when events and circumstances indicate that such assets are impaired and the decline in value is other than temporary. During the year ended December 31, 2000, the Company recorded impairment losses related to privately-held and publicly-held securities totaling $58.5 million. No such impairment losses were recorded during 1999 or 1998.

    The aggregate contractual maturities of the Company's investments in available-for-sale debt securities are as follows:

Year ending December 31,
2001	$138,579
2002	$22,148

    Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay or call obligations without prepayment penalties.

NBC Internet, Inc.

Notes to Consolidated Financial Statements (Continued)

3.  Other Current Assets and Liabilities

    Other current assets consist of the following (in thousands):

	December 31,
	2000	1999
Interest receivable	$3,866	$3,748
Receivables from employees	3,032	—
Prepaid expenses	1,775	4,729
Receivable from landlord	784	—
Other current assets	81	439

Total other current assets	$9,538	$8,916

    Other accrued liabilities consist of the following (in thousands):

	December 31,
	2000	1999
Content	$2,824	$1,760
Legal	2,730	1,244
Taxes	2,727	331
Advertising	1,846	933
Traffic	1,658	383
Other current liabilities.	4,331	3,134

Total other current liabilities	$16,116	$7,785

4.  Fixed Assets

    Fixed assets consist of the following (in thousands):

	December 31,
	2000	1999
Computers and equipment, including assets held under capital leases of $3,584 and $53 in 2000 and 1999, respectively	$48,416	$21,560
Furniture and fixtures, including assets held under capital leases of $0 and $125 in 2000 and 1999, respectively	5,842	257
Leasehold improvements	20,513	656
Computer software	6,066	2,524
Capitalized website development costs	2,321	—

Total fixed assets	83,158	24,997
Less: accumulated depreciation and amortization, including amounts related to assets held under capital lease of $596 and $34 in 2000 and 1999, respectively, and amounts related to capitalized website development costs of $387 and $0 in 2000 and 1999, respectively	(19,662)	(6,901)

Fixed assets, net	$63,496	$18,096

    Depreciation and amortization expense for the three years ended December 31, 2000, 1999, and 1998 was $19.4 million, $2.4 million, and $778,000, respectively. Included in depreciation and amortization expense was amortization expense related to assets held under capital lease of $562,000, $30,000, and $18,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

5.  Goodwill and Other Intangible Assets

    Goodwill and other intangible assets consisted of the following (in thousands):

	December 31,
			Life (months)
	2000	1999
Goodwill	$1,790,417	$1,681,922	24 - 84
Less: accumulated amortization	(281,468)	(35,868)

Goodwill, net	$1,508,949	$1,646,054

Purchased technology	$52,822	$46,489	24 - 60
License to use brand names	34,200	34,200	60 - 84
Affiliate and other contracts	31,619	31,400	36 - 48
Acquired workforce	3,017	3,802	24 - 60

Intangible assets	121,658	115,891
Less: accumulated amortization	(19,126)	(2,472)

Intangible assets, net	$102,532	$113,419

    In accordance with its policy, the Company considered whether any indicators of impairment were present for its long-lived assets. The Company determined that there were indicators of impairment including a significant fall in the Company's stock price, reductions in the Company's forecasted results of operations, degradation of the online advertising market, and reductions in the Company's workforce. As a result of these indicators, the Company examined the potential impairment of its long-lived assets in accordance with its policy. In determining whether there was impairment, the Company prepared a fifteen-year forecast that represents management's best estimate of the Company's future undiscounted cash flows. The Company's forecast included assumptions about the pace and levels of capital expenditures, the related sources of financing, the rate of revenue growth, and the future levels of operating margins. Management tax effected the forecast after considering expected utilization of net operating loss and other credit carryforwards. Management compared the key drivers of its forecast with industry benchmarks. Management believes its assumptions are reasonable in light of expectations about the future of the business and the industry in which the Company operates. Lastly, management assumed the continued support of key business partners during the forecast period. The Company's estimate of undiscounted cash flows exceeds the carrying value of the long-lived assets and, therefore, management concluded there was no impairment of these assets at December 31, 2000.

    The Company's estimate of undiscounted cash flows is dependent upon many factors, including actual revenue growth, actual headcount growth, the ability to contain and control costs, the continuing ability to utilize and leverage the NBC brand, and the continuation of its ongoing relationship with NBC. It is management's belief that the Company will ultimately derive sufficient cash flows to support the carrying value of the goodwill and other intangible long-lived assets. Nonetheless, there is significant risk that, due to events that are currently unforeseen, the estimate of undiscounted cash flows may change in the future resulting in the need to write-down those assets to fair value at that time. Such a write-down could be material to the Company's operating results and financial position.

    During the fourth quarter of 2000, the Company decided to discontinue use of the technologies obtained in the LiquidMarket and MightyMail acquisitions. Accordingly, the Company determined that the goodwill, purchased technology, and acquired workforce intangible asset balances relating to these acquisitions were impaired, and the Company recorded a charge to operations during the three months ended December 31, 2000, which represents the remaining net book value of these assets as follows (in thousands):

Goodwill	$44,085
Purchased technology	20,021
Acquired workforce	497

64,603
Less: accumulated amortization	(24,628)

$39,975

6.  Notes Payable

    Notes payable consist of the following (in thousands, except interest rate data):

	December 31,
	2000	1999
Note payable issued in connection with a secured financing agreement with a leasing company. The note payable is collateralized by computer and office equipment and bears interest at the rate of 14.6% annually. Principal and interest payments are due in monthly installments of $15 payable through February 2002, plus a final payment of $69 due in March 2002.	$255	$393
Note payable issued to a former stockholder of Global Bridges Technologies, Inc. bearing interest of 5% annually. The note is due in monthly installments of $3 payable through July 2000.	—	18
Note payable assumed through the acquisition of flyswat, Inc. The note is payable in monthly installments of $10 for the first 7 months of the term and $39 for the remaining twenty-nine months of the term and bears interest of 11.5% annually and matures in December 2002.	851	—
Note payable issued to BigVine, LLC in connection with the transaction between the Company, AllBusiness.com, and BigVine, Inc. The note bears interest at 5% annually and is payable in twelve quarterly installments of $812, including interest. The note matures in November 2003.	9,000	—

	10,106	411
Less: current portion	(3,395)	(155)

Long-term notes payable	$6,711	$256

    Scheduled aggregate maturities of notes payable are as follows (in thousands):

Year ending December 31,
2001	$3,395
2002	3,525
2003	3,186

Total	$10,106

7.  Commitments

    The Company leases its facilities and certain fixed assets under noncancelable capital and operating leases for varying periods through 2010. The cost of assets acquired under capital leases during the years ended December 31, 2000 and 1999 was $3.4 million and $125,000, respectively. The following are the minimum lease obligations under these leases at December 31, 2000 (in thousands):

Year ending December 31,	Capital leases	Operating leases
2001	$1,348	$11,262
2002	1,282	11,268
2003	917	11,197
2004	243	10,967
2005	218	10,611
Thereafter	3	45,707

Minimum lease payments	4,011	$101,012

Less: amount representing interest	(522)

Present value of minimum lease payments	3,489
Less: current portion	(1,112)

Long-term portion of capital leases	$2,377

    Rent expense under operating lease arrangements for the years ended December 31, 2000, 1999, and 1998 totaled $9.8 million, $1.2 million, and $386,000, respectively. The Company leases office space from NBC for one location and has a facilities service agreement payable to NBC for another location for a total of $256,000 expensed during the year ended December 31, 2000 (none in 1999 or 1998). The Company subleases one of its facilities under a noncancelable operating sublease agreement that expires during 2002. In connection with this sublease, the Company has retained a rental deposit totaling $1.7 million that is included in other long-term liabilities in the accompanying balance sheet. Estimated future gross rental income from this agreement is $2.8 million, of which $2.1 million will be remitted to the landlord pursuant to the terms of the agreement and $723,000 will be recognized as rental income. Rental income was $443,000 and $100,000 for the years ended December 31, 2000 and 1999, respectively, and was recorded as an offset to the related expense in the accompanying statements of operations. The Company did not record any rental income during the year ended December 31, 1998.

    During August 1999, in connection with a facilities lease agreement, the Company entered into an irrevocable letter of credit, payable to the landlord, with a commercial bank secured by a cash deposit of $4.5 million. During 2000, the letter of credit was reduced to $3.1 million, the amount of which is included in other assets as of December 31, 2000.

8.  Stockholders' Equity

Public stock offerings

    On February 3, 2000, the Company completed a follow-on offering of 4,600,000 shares of Class A common stock at a price of $81.38 per share. Of the 4,600,000 shares of Class A common stock sold in the offering, 3,650,000 were sold by the Company and 950,000 shares of Class A common stock were sold by existing stockholders. The Company received net proceeds from the offering of approximately $279.4 million.

    On April 9, 1999, the Company completed a secondary public offering of its common stock and issued 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) at a price of $66.00 per share. Of the 4,600,000 shares of common stock sold in the offering, 2,659,800 were sold by the Company and 1,940,200 shares were sold by existing stockholders. The Company received net proceeds from the offering of approximately $166.6 million.

    On December 9, 1998, the Company completed its initial public offering and issued 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) of its common stock to the public at a price of $14.00 per share. The Company received net proceeds from the offering of approximately $57.3 million.

Preferred stock

    The Company is authorized to issue 10,000,000 shares of preferred stock, none of which was issued or outstanding as of December 31, 2000 or 1999. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the designations, powers, preferences, rights, qualifications, limitations, and restrictions with respect to any series of preferred stock and to specify the number of shares of any series of preferred stock without any further vote or action by the stockholders.

Investment from NBC

    On July 29, 1999, the Company issued 960,028 shares of its Class A common stock to National Broadcasting Company, Inc. for $57.29 per share in connection with a Stock Purchase Agreement dated June 11, 1999. The Company received proceeds of $55.0 million. These shares were converted to shares of Class B common stock of NBCi on November 30, 1999 in connection with the formation of NBCi.

Warrants

    On September 13, 1999, Xoom.com entered into a strategic alliance with Snap and ValueVision International, Inc. As part of the agreements, ValueVision and Xoom.com entered into a warrant agreement whereby Xoom.com was granted a warrant to purchase 404,760 shares of ValueVision common stock at an exercise price of $24.71 per share, and ValueVision was granted a warrant to purchase 244,004 shares of Xoom.com common stock at an exercise price of $40.89 per share. The fair value of the warrant the Company received from ValueVision was deemed to be $6.3 million, and the fair value of the warrant the Company granted to ValueVision was deemed to be $6.9 million. The value of the warrant received by Xoom.com was recorded as a long-term investment. The value of the warrant granted by the Company was recorded as an addition to stockholders' equity. The difference in value was recorded as a deferred charge, which will be charged to sales and marketing expense over the estimated life of the agreement. The warrants are exercisable until September 12, 2004. These rights and obligations of Xoom.com and Snap were assigned to and assumed by NBC Internet, Inc. following consummation of the NBCi formation transactions.

Notes receivable from stockholders

    In June 1999, in connection with its acquisition of MightyMail Networks, Inc., the Company assumed stock subscriptions receivable from related parties in exchange for shares of common stock. Additionally, in May 2000 in connection with the acquisition of flyswat, Inc., the Company assumed notes receivable in exchange for common stock. During the year ended December 31, 2000, the Company forgave approximately $587,000 in notes receivable by recording a charge to compensation expense. Also during the year ended December 31, 2000, the Company received payments both in the form of cash and return of common shares that amounted to $75,000 and $646,000, respectively. The remaining note receivable is due in March 2001.

Stock option plan

    On November 30, 1999, the Company's Board of Directors and stockholders approved the authorization of 13,500,000 shares under its 1999 Stock Incentive Plan (the "Option Plan") and in June 2000, approved an increase of 4,500,000 to the authorized shares. The Option Plan provides for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees, at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors. The Option Plan also provides for nonqualified stock options to be issued to non-employee officers, directors, and consultants at an exercise price of not less than 85% of the fair value at the grant date. Option vesting schedules are determined by the Board of Directors at the time of issuance. Stock options generally vest over different periods ranging from immediately to 25% at the end of the first year and monthly thereafter up to a maximum of four years. Certain options' vesting can also accelerate based on the achievement of specified performance criteria.

    In May 2000, the Company's Board of Directors approved the authorization of 2,000,000 shares under its 2000 Nonqualified Stock Option Plan. This plan provides for nonqualified stock options to be issued to employees and consultants at an exercise price of not less than 85% of the fair value at the grant date. Option vesting schedules are determined by the Board of Directors at the time of issuance. Stock options generally vest over different periods ranging from immediately to 25% at the end of the first year and monthly thereafter up to a maximum of four years.

    On November 29, 1999, upon the closing of then NBCi merger agreement, outstanding options held by the directors, officers, and employees of Xoom.com and Snap were converted into options to purchase shares of Class A common stock of NBCi. The following table summarizes option activity:

	Number of Shares	Weighted- Average Exercise Price
Balances at December 31, 1997	977,982	$0.05
Granted	1,957,225	9.35
Exercised	—	—
Canceled	(136,832)	4.05

Balances at December 31, 1998	2,798,375	6.20
Granted	4,482,657	56.60
Assumed in connection with acquisitions	3,654,764	20.26
Exercised	(1,916,352)	4.27
Canceled	(505,145)	32.71

Balances at December 31, 1999	8,514,299	37.80
Granted	12,751,662	21.14
Assumed in connection with acquisitions	1,231,901	7.12
Exercised	(1,476,686)	8.59
Canceled	(8,648,516)	37.21

Balances at December 31, 2000	12,372,660	$21.47

    During the year ended December 31, 2000, the Company assumed 26,868, 198,173, 9,015, and 997,845 options to purchase common stock in connection with its acquisitions of GlobalBrain, flyswat, Husdawg, and AllBusiness, respectively. The Company assumed 21,182, 94,734, 130,565, and 3,408,283 stock options in connection with its acquisitions of MightyMail Networks, Inc, Paralogic Software Corporation, Inc., LiquidMarket, Inc., and Snap, respectively, in the year ended December 31, 1999. Also included in options granted during the year ended December 31, 2000 above is the issuance of 81,562 options to purchase common stock earned from escrow by the shareholders of flyswat per the terms of the original purchase agreement.

    The following table summarizes information about options outstanding and exercisable at December 31, 2000:

	Options outstanding
		Weighted Average Remaining Contractual Life (in years)		Options exercisable
Exercise Price	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.01 — $4.25	338,238	8.58	$1.42	142,536	$1.64
$4.50 — $4.88	3,199,908	9.80	$4.86	64,772	$4.88
$4.91 — $9.81	1,446,999	9.20	$7.40	308,946	$6.16
$10.06 — $14.00	1,400,772	9.17	$12.45	336,585	$13.35
$14.63 — $19.63	1,844,726	9.37	$19.18	412,026	$19.36
$19.88 — $44.63	2,350,099	9.02	$36.13	507,421	$30.43
$44.63 — $100.16	1,791,918	8.96	$56.41	742,324	$54.60

	12,372,660	9.29	$21.47	2,514,610	$28.19

NBC Internet, Inc.

Notes to Consolidated Financial Statements

Deferred compensation

    The Company recorded deferred compensation of $11.0 million, $4.2 million, and $2.0 million for the years ended December 31, 2000, 1999, and 1998, respectively, for the difference between the exercise price and the deemed fair value of certain stock options granted by the Company. For the year ended December 31, 2000, the Company also recorded $6.8 million in deferred compensation relating to acquisitions that occurred during the year. These amounts are being amortized by charges to operations, using the graded method, over the vesting periods of the individual stock options, which range from three months to four years.

Options issued to consultants

    From time to time, the Company will grant options to purchase shares of common stock to consultants in exchange for consulting services performed. The Company valued these options using the estimated fair value of the services performed which amounted to $219,000, $758,000, and $205,000 for the years ended December 31, 2000, 1999, and 1998, respectively. These amounts are being amortized by charges to operations over the respective consulting periods.

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

    Purchases under the Purchase Plan of the Company's Class A common stock will occur on June 30 and December 31 of each year or on the last trading day prior to those dates. Each participant may purchase up to 200 shares on any purchase date, provided no more than 200 shares are purchased during any offer period. The price of each share of Class A common stock purchased under the Purchase Plan will be 85% of the lower of (i) the fair market value per share of Class A common stock on the trading day immediately before the first day of the applicable offering period or (ii) the fair market value per share of Class A common stock on the purchase date. Employees may end their participation in the Purchase Plan at any time. Participation ends automatically upon termination of employment with the Company. During the year ended December 31, 2000, 74,107 shares of common stock were purchased by employees under this plan at an average exercise price of $6.17 per share.

Shares reserved for future issuance

    As of December 31, 2000, shares of Class A common stock reserved for future issuance were as follows:

Reserved for Future Stock Option Grants:
1999 Stock Incentive Plan	5,260,757
2000 Nonqualified Stock Option Plan	1,197,731
Stock Options Outstanding	12,372,660
1999 Employee Stock Purchase Plan	225,893
Warrants	244,004

Total shares authorized for future issuance	19,301,045

Pro forma disclosure of the effect of stock-based compensation

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company has accounted for its employee stock options under the fair value method of FAS 123. Under this method, the estimated fair value of the options is amortized to expense over the vesting period of the options. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2000	1999	1998
Risk-free interest rate	4.75%	5.46%	4.52%
Expected life of the option in years	5	5	5
Expected volatility	1.18	1.0	0.7
Expected dividend yield	0%	0%	0%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The weighted-average fair value of options granted to employees during the years ended December 31, 2000, 1999, and 1998 was $17.91, $53.81, and $8.01, respectively.

    The effect of applying the FAS 123 fair value method to the Company's stock-based awards results in net loss and net loss per share as follows (in thousands, except per share data):

	Years ended December 31,
	2000	1999	1998
Net loss, as reported	$(661,807)	$(86,831)	$(10,798)
Net loss, pro forma	$(738,084)	$(115,236)	$(11,367)
Net loss per share-basic and diluted, as reported	$(10.89)	$(4.26)	$(1.37)
Net loss per share-basic and diluted, pro forma	$(12.14)	$(5.65)	$(1.44)

9.  Income Taxes

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2000	1999
Deferred tax assets:
Net operating loss carryforward	$128,484	$53,607
Other	6,346	9,162

Total deferred tax assets	134,830	62,769
Valuation allowance	(92,827)	(15,612)

Net deferred tax assets	$42,003	$47,157

Deferred tax liabilities:
Other identified intangible assets	$(41,799)	$(45,505)
Other	(204)	(1,652)

Total deferred tax liabilities	(42,003)	(47,157)

Net deferred tax assets	$—	$—

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $77.2 million, $11.8 million, and $2.5 million in the years ended December 31, 2000, 1999, and 1998, respectively.

    The tax benefits associated with employee stock options provide a deferred benefit of $54.7 million as of December 31, 2000. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when it is realized.

    As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $341.1 million that expire in the years 2011 through 2020. The Company also had net operating loss carryforwards for state income tax purposes of approximately $208.3 million expiring in the years 2004 through 2010.

    Utilization of the Company's net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards before utilization.

10. Comprehensive income (loss)

    The components of comprehensive income (loss) are as follows:

	Unrealized gain (loss) on available-for- sale securities	Other	Total
Balances at December 31, 1998	$—	$—	$—
Unrealized gain on available-for-sale securities	4,994	—	4,994

Balances at December 31, 1999	4,994	—	4,994
Net unrealized loss on available-for-sale securities	(58,084)	—	(58,084)
Losses reclassified into earnings from other comprehensive income (loss)	26,945	—	26,945
Other	—	(136)	(136)

Balances at December 31, 2000	$(26,145)	$(136)	$(26,281)

11. Revenue by Geographic Area and Major Customers

    The Company's geographic revenue was as follows (in thousands):

	Year ended December 31,
	2000		1999		1998
United States	$115,747	94%	$31,582	89%	$6,265	75%
North America, excluding US	2,678	2%	843	2%	288	4%
Europe	2,550	2%	1,241	3%	1,008	12%
Asia/Pacific	555	1%	589	2%	392	5%
Rest of world	1,349	1%	1,326	4%	365	4%

Total	$122,879	100%	$35,581	100%	$8,318	100%

    For the year ended December 31, 2000, one customer represented $14.4 million or 12% of total net revenue and 10 customers represented $54.2 million or 44% of total net revenue. For the years ended December 31, 1999 and 1998, no single customer accounted for greater than 10% of total net revenue. For the years ended December 31, 2000, 1999, and 1998, no single customer accounted for greater than 10% of gross accounts receivable.

12. Retirement Plan

    The Company has a defined contribution plan (the "Retirement Plan") pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Under the Retirement Plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. During the years ended December 31, 2000, 1999, and 1998, the Company did not contribute to the Retirement Plan.

13. Business Acquisitions and Disposition

    During the two years ended December 31, 2000, the Company made the business acquisitions described in the paragraphs that follow, each of which has been accounted for as a purchase transaction. The consolidated financial statements include the operating results of each business from the date of acquisition.

Business acquisitions

    The following business acquisitions were completed during the year ended December 31, 2000:

    GlobalBrain.net, Inc. On May 31, 2000, the Company acquired the remaining 90% of the outstanding shares and all of the outstanding options of GlobalBrain.net, Inc., a company that develops search technology that passively learns and customizes search results for groups of people and individuals. Prior to the acquisition date, the Company held 10% of GlobalBrain.net's outstanding shares. The purchase consideration consisted of 293,962 shares of the Company's Class A common stock at a fair value of $20.48 per share, the assumption of options to purchase 26,868 shares of the Company's Class A common stock with a fair value of $10.03 per share, and acquisition costs of approximately $310,000.

    flyswat, Inc.  On May 31, 2000, the Company acquired 100% of the outstanding shares, options, and warrants of flyswat, Inc., a company that has launched technology that creates links to relevant Internet content and commerce services on any website or personal document. The purchase consideration consisted of 942,868 shares of the Company's Class A common stock at a fair value of $40.65 per share, the assumption of options to purchase 198,173 shares of the Company's Class A common stock with a fair value of $39.61 per share, the assumption of warrants to purchase 13,449 shares of the Company's Class A common stock with a fair value of $40.16 per share, forgave a note receivable of approximately $4.5 million and acquisition costs of approximately $537,000. The Company also recorded a write-off of in-process research and development of $3.8 million.

    Husdawg Communications, Inc. On March 22, 2000, the Company acquired 100% of the outstanding shares of Husdawg Communications, Inc., an online electronic software registration company. The purchase consideration consisted of 141,963 shares of the Company's Class A common stock and the assumption of options to purchase 9,015 shares of the Company's Class A common stock, both at an average fair value of $47.92 per share, and acquisition costs of approximately $120,000.

    AllBusiness.com, Inc. On March 7, 2000, the Company acquired 100% of the outstanding shares of AllBusiness.com, Inc., a web service designed to be a virtual partner for small and growing businesses. The purchase consideration consisted of 4,083,021 shares of the Company's Class A common stock at a fair value of $52.54 per share, the assumption of options to purchase 997,845 shares of the Company's Class A common stock at a fair value of $48.92 per share, and acquisition costs of approximately $3.4 million.

    Catalyst Advisors, Inc. On February 14, 2000, the Company acquired 100% of the outstanding shares of Catalyst Advisors, Inc., a company that provides real-time financial newswires for active online investors. The purchase consideration consisted of 123,737 shares of the Company's Class A common stock at a fair value of $68.69 per share and acquisition costs of approximately $60,000.

NBC Internet, Inc.

Notes to Consolidated Financial Statements (Continued)

    The following table summarizes the business acquisitions that were completed during the years ended December 31, 2000 and 1999 (in thousands):

Entity Name	Consideration		Date
2000:
GlobalBrain.net, Inc.	$6,600	Common stock and options assumed	May 2000
flyswat, Inc.	$47,254	Common stock, options and warrants assumed, forgiveness of debt	May 2000
Husdawg Communications, Inc.	$7,355	Common stock and options assumed	Mar. 2000
AllBusiness.com, Inc.	$266,736	Common stock and options assumed	Mar. 2000
Catalyst Advisors, Inc.	$8,559	Common stock	Feb. 2000
1999:
Snap and NBC Multimedia Division	$2,062,800	Common stock, options assumed and notes payable	Nov. 1999
Private One, Inc.	$2,201	Common stock	Aug. 1999
LiquidMarket, Inc.	$38,747	Common stock and options assumed	Aug. 1999
Paralogic Software Corporation	$35,396	Common stock and options assumed	June 1999
NetFloppy.com LLC	$1,440	Common stock and cash	May 1999
MightyMail Networks, Inc.	$23,114	Common stock and options assumed	May 1999
Focused Presense, Inc.	$1,695	Common stock	April 1999

    For acquisitions completed during the years ended December 31, 2000 and 1999, the Company placed an aggregate of 558,555 and 149,457 shares, respectively, of its Class A common stock into escrow accounts. These shares were to be released one year from the date of each individual acquisition upon the expiration of certain indemnification obligations. As of December 31, 2000, all shares related to acquisitions completed during 1999 had been released from escrow. Additionally, for acquisitions completed during the years ended December 31, 2000 and 1999, the Company placed an aggregate of 714,707 and 149,457 shares, respectively, of its Class A common stock into an escrow account which were to be released upon the achievement of certain performance milestones. As of December 31, 2000, 524,226 and 87,565, respectively, of these shares had been released. All shares are released to all selling shareholders based on their relative equity interests at the time of consummation of the individual acquisitions.

    All of the acquisitions described above have been accounted for as purchase business combinations and, accordingly, purchase prices have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. For the years ended December 31, 2000 and 1999, $5.6 million and $380.2 million, respectively, of the aggregate purchase price was allocated to net tangible assets consisting primarily of a note receivable from NBC, investments, accounts receivable, fixed assets, and accounts payable and accrued liabilities. The historical carrying amounts of such net assets approximated their fair values. For the year ended

December 31, 2000 and 1999, $330.5 million and $1,782.7 million, respectively, of the aggregate original purchase prices was allocated to intangible assets as follows (in thousands):

	Year ended December 31,
			Life (months)
Intangible asset	2000	1999
Goodwill	$297,821	$1,670,678	24-84
Purchased technology	27,658	43,906	24-60
License to use brand names	—	34,200	60-84
Affiliate and other contracts	861	31,400	36-48
Acquired workforce	684	2,478	24-60
Memberships	3,443	—	24

	$330,467	$1,782,662

Valuation techniques

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

    Purchased technology.  To determine the values of purchased technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets, as well as an evaluation of past and anticipated product lifecycles.

    License to use brand names.  To determine the value of licensed brand names purchased, the royalty rate the Company would have had to pay if it had to license the brand names from a third party was estimated. This estimation was based on discussions with management, consideration of royalties paid for the licensing of similar trademarks, and consideration of the future earnings potential of the brand names.

    Affiliate and other contracts.  To determine the value of affiliate and other contracts purchased, the avoided cost approach was used, which considers the costs the Company would have incurred if not for its pre-existing relationships.

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

    Memberships.  To determine the value of memberships, the replacement cost method was used, which considers the price a similar company would pay to acquire the members on an after-tax basis. The result is equivalent to the premium a purchaser would pay for a company with the membership already in place.

Business disposition

    AllBusiness.com, Inc.  On November 22, 2000, the Company contributed certain assets and liabilities of AllBusiness.com, a wholly-owned subsidiary, to a subsidiary (the "BV Subsidiary") of BigVine, Inc. ("BigVine"), a leading online barter marketplace for small business, in exchange for approximately 47% ownership of the BV Subsidiary. The Company also contributed approximately $16.1 million in cash directly to BigVine in exchange for 5% ownership of BigVine, for a combined ownership of approximately 49.9%. The Company recorded a loss on impairment of goodwill and other intangible assets of approximately $1.9 million in its statement of operations for the three months ended September 30, 2000. This amount represented the difference between the carrying value of the net assets contributed and the estimated fair value of the Company's interest in BigVine and the BV Subsidiary. The difference between the carrying amount of the investment and the underlying equity in net assets was recorded as goodwill, which totaled approximately $105.5 million, net of accumulated amortization as of December 31, 2000. This goodwill is being amortized over a period of three years.

    As of the disposition date, the Company accounts for its investment in BigVine and its subsidiary using the equity method of accounting. This method requires the Company to record its proportionate share of BigVine and its subsidiary's operating loss in the statement of operations.

    The following table presents unaudited summarized balance sheet and statement of operations information for AllBusiness.com as of November 22, 2000 and for the period from March 7, 2000 through November 22, 2000 (in thousands):

November 22, 2000
(unaudited)
Current assets	$3,055
Total assets	$205,960
Current liabilities.	$1,391
Total stockholders' equity	$204,569
Period from March 7, 2000 through November 22, 2000
(unaudited)
Net revenue	$2,340
Net loss	$(88,898)

Unaudited pro forma financial information

    The following unaudited pro forma financial information combines the historical statements of operations for the entities listed below for the years ended December 31, 2000 and 1999, and gives effect to the transactions, including the amortization of goodwill and intangible assets and the recognition of interest income and expense, as if the business combinations had occurred at the beginning of each period presented:

  •
  GlobalBrain.net, Inc.;

  •
  flyswat, Inc.;

  •
  Husdawg Communications, Inc.;

  •
  Catalyst Advisors, Inc.;

  •
  the businesses related to NBC Multimedia Division;

  •
  Snap;

  •
  LiquidMarket, Inc.;

  •
  Paralogic Software Corporation; and

  •
  MightyMail Networks, Inc.

    The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods. The unaudited pro forma financial information does not include the results of operations of AllBusiness.com for the period in which it was a part of the Company, March through November 2000.

    The aggregate purchase price allocated to purchased in-process research and development for each applicable acquisition has been excluded from the pro forma information as it is a non-recurring item.

	Year ended December 31,
	2000	1999
	(unaudited)
Net revenues	$121,064	$102,662
Net loss	$(580,363)	$(426,770)
Net loss per share—basic and diluted	$(10.01)	$(8.38)
Number of shares used in per share caluculation—basic and diluted	57,956	50,918

14. Related Party Transactions

Notes payable to NBC

    Two subordinated zero coupon convertible notes were issued by the Company. The convertible notes will have an aggregate principal at maturity of $486.9 million and are convertible by the holders into a total of 5,809,388 shares of Class B common stock at any time after November 30, 2000. Both notes yield 4% per annum. The notes were recorded at their present value at issuance of $370.0 million. As of December 31, 2000 and 1999, total principal payable was $370.0 million and total interest payable was $16.1 million and $1.2 million, respectively. For the years ended December 31, 2000 and 1999, interest expense recognized related to these notes was $14.9 million and $1.2 million, respectively. The convertible notes have a scheduled maturity date of November 30, 2006. The notes become immediately payable in cash or shares upon an event of default which includes bankruptcy, change in control, or failure to pay upon maturity.

    The Company also has notes payable due to related parties primarily related to operating expenses paid on the Company's behalf prior to the NBCi transactions. As of December 31, 2000 and 1999, the aggregate balance due to CNET and NBC was $13.2 million and $41.8 million, respectively.

Note receivable from NBC

    The Company received a promissory note from NBC with a principal value of $340.0 million, due on November 30, 2003. The note bears interest at 5.4% that compounds quarterly. Principal and interest payments are received by the Company in quarterly installments of $23.8 million. As of December 31, 2000 and 1999, principle receivable was $261.7 million and $340.0 million, respectively, and interest receivable was $1.2 million and $1.5 million, respectively. Interest receivable is included in other current assets in the accompanying balance sheets. For the years ended December 31, 2000 and 1999, interest income from this note totaled $16.4 million and $1.5 million, respectively.

Advertising agreement with NBC

    The Company entered into an advertising agreement with NBC pursuant to which NBCi will purchase 15-, 30-, and 60-second advertising spots valued at $405.0 million over a four-year period on the NBC television network, CNBC, MSNBC, and NBC's owned and operated television stations. The advertisements are subject to standard terms and conditions generally applicable to such advertising. The advertising agreement may be terminated by NBC in the event of a change in control of the Company, a bankruptcy event with respect to NBCi, or a material breach by NBCi that is not cured within 30 days. The Company sells and records in cost of on-air advertising revenue a portion of the advertising it purchases from NBC to customers as part of an integrated media package as described in Note 1. For the years ended December 31, 2000 and 1999, the Company incurred $91.7 million and $16.9 million, respectively, of promotional expense related to the above agreement, of which $7.1 million and $519,000, respectively, are included in cost of on-air advertising revenue for on-air advertising sold to others.

    The following are the minimum future contractual expenditures required to be made under this agreement as of December 31, 2000:

Year ending December 31,	Advertising Expenditure
2001	$89,000
2002	$89,000
2003	$118,000

Receivables from employees

    Included in receivables from employees is a loan granted to an officer of the Company in the amount of $4.0 million during 2000. This loan will be forgiven in full three years from the date of grant if the employee is still employed by the Company at that time. If the employee leaves the Company any time prior to that date, he will immediately become obligated to pay to the Company the remaining balance of the note at that time. Accordingly, approximately $1.0 million has been amortized to compensation expense as of December 31, 2000.

15. Legal Proceedings

    In November 2000, NeoPlanet, Inc. filed a complaint against flyswat, Inc., a wholly-owned subsidiary of the Company, in an Arizona state court, alleging breach of a distribution agreement as well as various other related claims. NeoPlanet claimed damages of approximately $5.0 million. The Company filed a complaint in a California state court against NeoPlanet for breach of the distribution agreement and interference with prospective economic advantage. The Company intends to defend and pursue these matters vigorously. Based on information available to date, the Company does not believe the ultimate outcome of this matter will have a material effect on its financial position or results of operations.

    In July 2000, WebNext S.p.A. sent the Company a demand letter claiming that it had exercised a "put right" with respect to an internet site in Italy in which the Company owns a majority interest. The demand letter alleged that the value of the put was between $10.0 and $15.0 million. In addition, WebNext threatened to proceed to arbitration if this amount is not paid. In the Company's response to the demand letter, it denied the allegations for a number of reasons and expressed its view that the put right and the potential value associated with such right are indeterminable. The Company intends to defend this matter vigorously. The Company is presently negotiating with WebNext and has entered into a letter of intent outlining a resolution of this matter, which includes a payment from the Company to WebNext. Based on information available to date, the Company does not believe that the ultimate outcome of this matter will have a material effect on its financial position or results of operations.

    In June 2000, Sentius Corporation filed a suit against flyswat, a wholly-owned subsidiary of the Company, in the Northern District of California federal court, for patent infringement. Sentius claimed that flyswat infringed upon its patent for "system and method for linking streams of multimedia for reference material for display." flyswat received a written legal analysis and opinion from outside patent counsel that its products and services do not infringe Sentius' patent. flyswat filed an answer to this complaint in August 2000. The Company believes that this lawsuit is without merit and intends to defend this suit vigorously. Based on information available to date, the Company does not believe the ultimate outcome of this matter will have a material effect on its financial position or results of operations.

    Two of the founders of LiquidMarket, Inc., a company acquired by Xoom.com, the Company's predecessor, each left Xoom.com at the time of the Xoom.com/LiquidMarket closing. Some unvested shares held by these individuals were not repurchased by the Company pursuant to the repurchase option in the applicable employee stock restriction agreement within the appropriate time period. As a result, each of the two founders is claiming damages of approximately $1.0 million. The Company intends to defend this matter vigorously. Based on information available to date, the Company does not believe that the ultimate outcome of this matter will have a material effect on its financial position or results of operations.

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright related to specific images that a third party, Sprint Software Pty Ltd, had licensed to Xoom.com. Some clip art images that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product and licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. In August 1998, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Imageline, certain parties affiliated with Imageline, and Sprint regarding its licensees' alleged infringement of Imageline's copyright in certain clip art that it licensed from Sprint. The lawsuit seeks, among other relief, disclosure of information from Imageline concerning the alleged copyright infringement, a declaratory judgment concerning the validity and enforceability of Imageline's copyrights and copyright registrations, a declaratory judgment regarding damages, if any, owed by the Company to Imageline, and indemnification from Sprint for damages, if any, owed by the Company to Imageline. There is no contractual limitation on Sprint's indemnification. While the Company is seeking indemnification from Sprint for damages, if any, there can be no assurance that Sprint will be able to fulfill the indemnity obligations under its license agreements with the Company. In September 1998, Imageline filed a counterclaim, which Imageline amended in January 1999, seeking up to $60.0 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for summary judgment. In April 1999, the Court granted one of the Company's motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images. Currently, trial on Imageline's remaining count of false advertising is scheduled for April 2001. The Company believes its liability related to this matter ranges from $0 to $10.0 million; however, the Company believes it is unlikely that the liability will exceed $1.0 million. Accordingly, the Company reserved $1.0 million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. In February 2000, International Microcomputer Software, Inc., or IMSI, notified the Company that it intended to make a claim for indemnification pursuant to a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline against IMSI. The judgment resulted from an arbitration award pertaining to a contract between Imageline and IMSI. The Company has notified IMSI that it denies any duty to indemnify IMSI in connection with its contractual dispute with Imageline. In March 2001, IMSI, along with another licensee of Xoom.com's clip art, ArtToday.com, Inc., filed suit against the Company for indemnification of the $2.6 million judgment and related costs in California Superior Court. Additional third parties may ask the Company to indemnify them in connection with disputes with Imageline. The Company intends to defend this matter vigorously. Based on information available to date, management does not believe that the ultimate outcome of these matters will have a material effect on our financial position, results of operations, or cash flows.

    From time to time, the Company receives notices of alleged claims and threats in the ordinary course of business. It is management's belief that these alleged claims and threats will not have a material effect on its financial position or results of operations. Not withstanding the aforementioned, it is possible that the resolution of a claim or threat may have a material adverse affect on the Company's financial position, results of operations, or cash flows.

16. Quarterly Financial Data (unaudited) (in thousands, except per share data)

	Three months ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2000:
Revenue	$30,123	$30,462	$31,302	$30,992
Gross profit[4]	$20,212	$17,215	$17,465	$15,751
Net loss	$(107,106)	$(151,903)	$(157,840)[1]	$(244,958)[2]
Net loss per share—basic and diluted	$(1.91)	$(2.47)	$(2.52)	$(3.89)
Number of shares used in per share calculation—basic and diluted	56,067	61,444	62,579	63,034
	Three months ended
	Mar. 31	June 30	Sept. 30	Dec. 31
1999:
Revenue	$4,422	$6,525	$8,956	$16,197
Gross profit	$1,643	$2,805	$4,881	$9,452
Net loss	$(3,308)	$(6,742)	$(8,564)	$(68,217)[3]
Net loss per share—basic and diluted	$(0.24)	$(0.40)	$(0.44)	$(2.18)
Number of shares used in per share calculation—basic and diluted	13,811	16,777	19,655	31,249

(1)
Includes $1.9 million in loss on impairment of goodwill and other intangible assets.

(2)
Includes $39.9 million in loss on impairment of goodwill and other intangible assets, $58.5 in loss on investments, and $5.9 million in equity in net loss of affiliated companies.

(3)
Includes $17.8 million of other non-recurring charges related to the closing of the NBCi formation transactions.

(4)
Gross profit declined by $516,000, $324,000, and $3.5 million, for the three months ended March 31, June 30, and September 30, 2000 from the amounts reported in the Company's Quarterly Reports on Form 10-Q and by $5.0 million in the three months ended December 31, 2000 from the amount reported in the Company's year end press release as a result of a reclassification of cost of on-air advertising revenue previously classified in the statement of operations captions, "Promotion and advertising provided by NBC" and "Sales and marketing." There was no change to previously reported operating loss or net loss as a result of the reclassification.

QuickLinks

NBC INTERNET, INC. TABLE OF CONTENTS
PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K