Form 10-K/A
period 2000-12-31
NBC INTERNET INC
filed 2001-04-30
CIK 1089754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

    None.

EXPLANATORY NOTE

    This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating the following items in their entirety.

    The following amendment to our Annual Report on Form 10-K/A includes forward looking-statements. All statements made other than statements of historical fact are forward-looking. We generally use words such as "anticipates," "believes," "expects," "future," and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Given the emerging nature of the internet and online advertising, potential changes in general economic conditions, and the various other risk factors discussed below, actual results may differ materially. We intend to continue our practice of not updating forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

    Forward-looking statements are inherently difficult to predict. Actual results could differ materially for a variety of reasons, including the growth of our company, continued acceptance of the Internet as an advertising medium, ability to attract and retain advertising revenue, maintenance of our website traffic, continuation of the Internet as a viable commercial marketplace, promotion and development of our online brand, NBCi.com, possible impairment of our long-lived assets, decrease in revenue, continued integration of our web properties, continuation of our strategic relationships with suppliers, customers and NBC, and meaningful protection of our intellectual property rights. Other risks and uncertainties include our limited operating history, anticipated losses, potential fluctuations in quarterly operating results, seasonality, consumer trends, competition, adverse consequences arising from system interruptions, risks associated with management of potential growth, and risks of new business areas, business combinations, strategic alliances, and the economy in general. More information about factors that potentially could affect our financial results is included in our filings with the Securities and Exchange Commission and in Item 7 of our Form 10-K, which was filed on March 29, 2001 under the heading "Certain Risk Factors That May Impact Future Operating Results."

PART I

Item 1. BUSINESS

Overview

    We are an integrated Internet media company that combines portal, community, online and on-air advertising, and e-commerce services designed to deliver a comprehensive, next-generation online experience to a domestic audience under a nationally recognized brand name. According to Media Metrix reports, our online property ranked in the top fifteen of the most visited sites on the Internet in March 2001 with over 14.3 million unique visitors. We believe that we deliver to our customers enhanced branded services and content and that we emphasize offering services that take advantage of Internet ubiquity and broadband access. During 2000, we combined our various website assets, including the former Snap.com and Xoom.com, NBCi.com, NBC.com, VideoSeeker.com, and content from AccessHollywood.com, under the NBCi brand. We combine the NBC media brand and related content with our complementary portal and navigation services and community and direct e-commerce services site to deliver to a broad audience what we believe to be a comprehensive, entertaining, and compelling Internet experience. In addition, our advertising customers can purchase integrated online and on-air advertising packages.

    We believe that our services create an environment that attracts users, which we define as people who access our website, and encourages both longer and repeat visits as well as customer loyalty, resulting in a large base of registered members, which we define as users who register on our website providing us with personal information. We have focused on generating both advertising and e-commerce revenue by allowing advertisers and merchants to reach a broad and segmented audience of Internet users. Our portfolio of services includes:

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

    We have the ability to aggregate information about our consumers' interests across these online services, which we combine with our ability to coordinate on-air advertising with our media partners to provide cross-selling and promotional opportunities that distinguish us from most of our competitors in the Internet industry. In addition, we have the ability to target customers with advertising and e-commerce opportunities using demographic data and information on buying habits, services used, and lifestyle interests. This information is collected on a permission basis, and we use it to assist advertisers in focusing on and monitoring the effectiveness of their presentations, as well as to offer relevant e-commerce opportunities. We facilitate these transactions through our direct e-commerce platform and database management system.

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

  Company Background

    NBCi was formed on November 29 and 30, 1999 in a series of transaction that resulted in Xoom.com and Snap becoming our wholly-owned subsidiaries, and in us becoming the owners of the businesses related to NBC.com, NBC-IN.com, and VideoSeeker.com, and of a 10% ownership interest in CNBC.com.

    On February 3, 2000, we completed a follow-on offering of our Class A common stock and issued 4,600,000 shares at a price of $81.38 per share. Of the 4,600,000 shares of our Class A common stock sold in the offering, 3,650,000 were sold by us and 950,000 shares of our Class A common stock were sold by existing stockholders. We received net proceeds from the offering of approximately $279.4 million. Concurrent with our follow-on offering, there was also a public offering of hybrid equity securities known as Trust Automatic Common Exchange Securities, or TRACES, by the NBCi Automatic Common Exchange Securities Trust, which issued 1,250,000 of these securities to the public.

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

  Recent Events

    Beginning in July 2000, as a result of a softening Internet advertising market, the failure of our revenue to grow as fast as we had projected and other economic difficulties facing us and many Internet portal companies, including depressed stock prices and limited access to the capital markets, we implemented a plan to significantly reduce our operating costs. This plan included eliminating our planned international expansion, exiting certain areas of our business and decreasing our workforce from approximately 720 employees (excluding employees of AllBusiness) on July 31, 2000 to approximately 500 employees by December 31, 2000.

    During September 2000, we combined and rebranded all of our Internet properties under the NBCi.com brand. This was done to take advantage of the significant recognition of the NBC brand. We believed that we would have a better chance of success by focusing all of our marketing and branding efforts under a single unified brand and to further take advantage of the recognition of the NBC brand. As a result of this change, we repositioned the services and functionality then provided by the former Xoom.com, Snap.com, and our other Internet properties as channels within NBCi.com.

    Despite our cost reduction, restructuring and rebranding efforts, our net losses continued to increase from approximately $157.8 million for the third quarter of 2000 to approximately $245.0 million for the fourth quarter of 2000. In addition, the market price of our Class A common stock declined to approximately $6.56 by the end of the third quarter of 2000 and $3.50 by the end of the fourth quarter of 2000.

    The Internet advertising market continued to weaken in the fourth quarter of 2000 and the first quarter of 2001. Despite our efforts to attract advertising from non-Internet companies, Internet companies were still the source of approximately 68% of our total advertising revenue in the fourth quarter of 2000. In addition, approximately 46% of our revenue in the fourth quarter consisted of non-cash revenue, a majority of which was equity in Internet companies. As more and more Internet companies faced their own financial and operating difficulties, they were less willing to enter into sponsorship agreements similar to our existing anchor tenancy deals. Our difficulties during this period were also compounded by the continuing weakness in the economy generally and the financial markets in particular.

    In January and February 2001, to decrease our costs, we continued to further reduce our workforce to approximately 370 employees by February 28, 2001.

    In light of these developments, our board of directors began to assess our available alternatives. The process that followed resulted in our entering into an Agreement of Merger and Plan of Liquidation and Dissolution on April 9, 2001, with the National Broadcasting Company, Inc. ("NBC") pursuant to which a wholly-owned subsidiary of NBC will be merged into us, holders of our Class A common stock will receive a liquidation payment of $2.19 per share in cash and our liquidation will be completed in a final liquidating distribution to NBC.

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

  Entertainment Services

    Free Rich Media and Broadband Content.  We offer information and promotion for NBC on-air broadcasts as well as original show extensions developed specifically for Internet users. We provide show descriptions, episode updates, actor biographies, schedule information, "backstage tours," online-only interviews, online show "spin-offs," Internet-only segments, and program trivia for NBC entertainment programming. We also adapt program content owned by or licensed to NBC for interactive uses, such as games and photo galleries. Through AccessHollywood.com, we seek to leverage the popularity of an on-air show to attract online users interested in up-to-date entertainment industry news and online extensions of the show. Our NBCi Entertainment Video service is an on-demand video service with search capability that provides access to various NBC-related and third party video content.

    In an effort to provide a more entertaining and dynamic online experience, we have developed several initiatives for an enriched offering of our services to broadband-enabled Internet users. We use broadband technology to improve users' access to evolving forms of content, including video, audio, animation, and gaming, to create a richer Internet experience. This service enhances and supports the core functionality of our site by offering multimedia content and navigation services to the expanding number of users with high-speed Internet access.

    Through our various relationships with DSL providers, we offer a co-branded high-speed Internet access service to new DSL consumers. Through these co-branded services, we provide entertainment, shopping, games, search applications, and other utility services designed for mid- and broadband users.

    User-Generated Content, Chat Rooms, and Online Greeting Cards.  Our members can participate in one or more of over 200 topical communities where they can exchange ideas and information. Members may also enter specialized forums, such as Investor Place, Women's Circle, or Health & Fitness, where they can gain access to professional content and special product and service offers available only on our website. We also generate user created content by offering members the tools necessary to create their own personalized websites and then provide the digital storage space to add their sites to the Internet. Our community services include user created content, chat rooms, bulletin boards, electronic newsletters, online greeting cards, games, and other services, which enable us to attract and retain customers. We believe these services help us build a long-term relationship with our visitors and members. By serving as a virtual meeting ground for many people, we have sought to broaden our reach and increase the opportunities for our advertisers and e-commerce partners.

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

    Web Development Tools, Home Pages, Digital User Storage, and Software Libraries. We offer web development tools that assist our users to build personal websites complete with web page features, such as multimedia capabilities, counters that track and gather useful data about website visitors, clip art, and streaming video. In addition to providing tools to build the websites, we also provide the digital storage that allows our members to add their sites to the Internet. Members can also set up direct links to their personal websites, allowing them to take advantage of our services without the need to access our website directly. We also offer many free downloadable software choices from our free software library. Our members rely on us to provide them with continually updated and expanded software choices that further enhance their online experience. We believe that these services strengthen our relationship with our members and incentivize them to provide the valuable personal information that our advertisers and e-commerce partners use to offer our members targeted products and services.

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

    Database Marketing.  Through NBCi Direct, our e-list management and database marketing division, we market products and services and deliver other e-mail marketing campaigns to our member base. NBCi Direct enables our clients to target, transact with, and retain customers via one-on-one direct e-mail marketing. Further, through NBCi Direct, we believe we have created an online sales channel with low customer acquisition costs. We have gathered a base of information about our members through registration information, responses to promotional campaigns, and purchasing information obtained from third parties. As more members join NBCi.com, participate in our topical communities, and use our other free services, and as we obtain additional purchasing history data, the level of information about our members will continue to grow. To receive e-mail marketing, a visitor must provide a valid e-mail address as well as permission to be re-contacted with targeted news and product offers by e-mail. We apply a direct e-commerce approach to generate product sales and deliver e-mail marketing campaigns. NBCi Direct also enables our clients to generate product sales from, and deliver e-mail marketing campaigns to, their customer bases. Unlike traditional direct marketing campaigns, which typically use paper-based promotional materials delivered by mail, our campaigns use regular e-mails to communicate offers to members, reducing the cost of reaching the consumer. The interactive nature of the web enables us to present such offerings in a more complete and dynamic manner than allowed by paper-based delivery systems. Prior to introducing new product offerings to our entire membership base, we select a subset of members for the purpose of test-marketing a campaign. We have developed campaign-management software that uses statistical techniques to analyze a test campaign and to predict the expected response rate to such a campaign if it is rolled out to a larger group of members. We can also analyze the effects of variations in price, graphics, and copy. Results are usually available in less than one day. On the basis of these tests, we select product offers for a larger audience and modify them to maximize response rates, sales, profitability, and member retention. Testing also increases the accuracy of our forecasts of product demand. As a result, we typically are able to carry small amounts of inventory, thus lowering overhead and the risk of inventory write-offs.

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

    We have an advertising sales organization, with locations in New York, Chicago, Los Angeles, and San Francisco, which is dedicated to developing and maintaining close relationships with advertisers and advertising agencies nationwide. The number of employees in our advertising sales organization has decreased from 60 on December 31, 2000 to 33 on March 31, 2001, and we currently expect to eliminate that group by May 15, 2001. Our advertising sales organization is focused on selling advertising on all of our online properties, as well as advertisements on television and radio. Our advertising sales organization consults regularly with advertisers and agencies on design and placement of their web-based and on-air advertising, provides advertisers with advertising measurement analysis, and focuses on providing a high level of customer service and satisfaction.

    Advertisers and advertising agencies typically enter into short-term agreements, of an average of one to two months in duration, under which they receive a guaranteed number of impressions, that is, the number of times an advertisement is seen by a user, and in specific cases, a guaranteed number of on-air television and radio advertisements for a fixed fee. We have experienced a variable renewal rate for our advertising contracts. Advertising on our website currently consists primarily of banner-style advertisements that are prominently displayed at the top of pages on a rotating basis throughout our website. From each banner advertisement, viewers can directly access the advertiser's own website through a hyperlink, thus providing the advertiser an opportunity to directly interact with an interested customer.

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

  Strategic Alliances

    NBC Brand Integration and License Agreement.  We have an agreement with NBC that allows us to use the "NBC" trademark, multicolor logo, and soundmark on our web properties. We believe that this agreement has assisted us in building our core brand and has helped us to turn a portion of the NBC television viewers into NBCi online members. For example, during our "Saturday Night Movie" promotion, viewers were encouraged to log onto our website to participate in a contest.

    Clear Channel Broadcasting.  We have entered into an agreement with Clear Channel Broadcasting, Inc., a globally diversified media and outdoor advertising company, which operates, or is affiliated with, over 500 radio stations worldwide. The agreement provides that we will be the exclusive provider of free website space, chat rooms, and web e-mail on 474 Clear Channel websites and that we will be the premier provider of search and directory services on all Clear Channel websites. We have agreed to purchase at least $3.6 million of advertising on the Clear Channel radio network and billboards through February 2002. This partnership broadens our reach beyond the Internet and television into radio, which we believes strengthens our position as an integrated media company.

    CNBC.com.  We own a 10% equity interest in CNBC.com and a subsidiary of NBC owns the remaining 90% of the equity. CNBC.com is an online service that provides financial information and analytic tools generated by CNBC and other sources.

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

  Marketing

    Our strategy has sought to leverage the promotional reach of NBC to turn television viewers into visitors and registered members and to stimulate brand awareness and user demand for our services through integrated marketing elements including outdoor, television, radio, and Internet advertising as well as promotions and sponsorships. We have also sought to leverage the marketing reach of our distribution partners and content providers through co-branded advertising primarily in the NBC network.

  Advertising

    We have sought to leverage our relationship with NBC to offer advertisers cross-promotion capability by coordinating network advertising with a variety of advertising opportunities on our website. Through our relationship with NBC, we believe that we have the ability to coordinate advertising strategies to reach NBC's substantial broadcast and cable television viewing audience. In addition, the capabilities of the Internet have increased advertisers' emphasis on tracking users carefully to connect with audiences that fit specific buying profiles. Targeted Internet advertising campaigns, through directory and channel advertisements or keyword advertisements, provide opportunities to engage in high response, product-specific advertising. In order to provide such audiences to advertisers, services and sites must develop technologies to enable them to conduct complex demographic profiling of consumers. We have developed a registration methodology and underlying databases that enable us to differentiate among users. Through user segmentation, we provide our members with highly-targeted content selected by our editors in conjunction with related e-commerce opportunities, which we believe increases the effectiveness of advertising messages.

  Customer Service and Support

    We believe that the strength of our customer service and technical support operations is critical to our success in maintaining our membership base, increasing membership, and encouraging repeat usage and purchases. We intend to automate the e-mail response portions of our customer service and technical support operations in the near future.

  Technology and Infrastructure

    We use Exodus Communications, Inc. to house our network servers and to provide and manage power and maintain the correct environment for our networking and server equipment. We do not presently expect to incur any material costs due to the consolidation of vendor and supplier relationships. We strive to develop and deploy high-quality tools and features into our systems without interruption or degradation in service. In addition, we have upgraded and expanded our server and networking infrastructure in an effort to ensure members have fast and reliable access to our website.

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

    Exodus connects our website to the Internet via multiple links on a 24 hours a day, seven days per week basis. Exodus also provides and manages power and maintain the correct environment for our networking and server equipment. We manage and monitor servers and networks remotely from our headquarters in San Francisco, California. We strive to rapidly develop and deploy high quality tools and features into our system without interruption or degradation in service. Any disruption in the Internet access provided by Exodus, or any interruption in the service that Exodus receives from other providers, or any failure of Exodus to handle higher volumes of Internet users to our website could have an adverse effect on our business, results of operations, or financial condition.

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

  Competition

    As a result of the softening advertising market and other economic difficulties facing us and many other Internet portal companies, including depressed stock prices and a lack of access to the capital markets, our competitive landscape has been rapidly changing. The market for our products and services continues to develop and rapidly evolve and has previously been characterized by an increasing number of market entrants with competing products and services. At the same time, a number of our competitors have experienced significant problems in obtaining adequate scale to compete with the largest competitors in our business. We expect that competition will continue to intensify.

    A number of companies offer competitive products and services addressing many of our target markets. These companies include AOL Time Warner, Excite@Home, Microsoft (including msn.com), Terra Lycos, and Yahoo! In addition, our businesses compete directly with a great number of other Internet sites and other media companies across a wide range of different online services with advantages in expertise, brand recognition, and other factors. For example, we compete with other community websites, such as iVillage and theglobe.com, content websites, such as ESPN.com, and local content websites, such as Ticketmaster Online-CitySearch.

    We also expect intense competition in the e-commerce market from an ever-increasing number of companies selling goods and services over the Internet, particularly goods and services that relate to the use of computers. These competitors include Amazon.com, CompUSA, and Egghead.com.

    We believe the principal factors upon which we have effectively competed are brand name recognition and our ability to offer advertisers and e-commerce partners a large user and membership base. In addition to brand name recognition, our ability to increase our user and membership base is dependent upon our ability to differentiate ourselves by the quality and variety of our product and service offerings, including the variety and depth of content offered on our online properties. Our ability to attract users is also dependent upon strategic alliances and distribution relationships we execute. We believe the breadth and quality of our service and product offerings, including our broadband capabilities and our large and varied membership base, together with our relationship with NBC, enables us to effectively compete with our competitors.

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

    Some of our technology is based on technology licensed from third parties. To the extent that we introduce new services, we may need to license additional technology. If we are unable to license needed technology on a timely basis and on commercially reasonable terms, we could experience delays and reductions in the quality of our services, all of which could adversely affect our business or results of operations. Our reputation and the value of our proprietary information could also be adversely affected by actions of third parties to whom we license our proprietary information and intellectual property. If someone asserts a claim relating to proprietary technology or information against us or our subsidiaries, we may seek licenses to such intellectual property. We cannot assure you, however, that we could obtain these licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could have an adverse effect on our business or results of operations.

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

Employees

    As of December 31, 2000, we had approximately 500 full-time employees. As of March 31, 2001, we had approximately 339 full-time employees. We have further decreased this number to 183 as of April 26, 2001. All these decreases in employees were the result of cost-savings measures. Our success to date has depended, in part, on our ability to attract, retain, and motivate highly-qualified technical and management personnel, for whom competition is intense. From time to time, we employ independent contractors to support our research and development, marketing, sales, and support and administrative organizations. Our employees are not covered by any collective bargaining agreement.

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

    Two of the founders of LiquidMarket, Inc., a company acquired by Xoom.com, our predecessor, each left Xoom.com at the time of the Xoom.com/LiquidMarket closing. Some unvested shares held by these individuals were not repurchased by us under the repurchase options in their stock restriction agreements within the appropriate time period. As a result, each of the two founders is claiming damages of approximately $1.0 million. We intend to defend this matter vigorously. Based on information available to date, management does not believe that the ultimate outcome of this matter will have a material effect on our financial position or results of operations.

    In February 2000, International Microcomputer Software, Inc., or IMSI, notified us that it intended to make a claim for indemnification under a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline against IMSI. The judgment resulted from an arbitration award pertaining to a contract between Imageline Inc. and IMSI. We have notified IMSI that we deny any duty to indemnify IMSI in connection with its contractual dispute with Imageline. On March 21, 2001, IMSI, along with another licensee of Xoom.com's clip art, ArtToday.com, Inc., filed suit against us for indemnification of the $2.6 million judgment and related costs in California Superior Court. Additional third parties may ask us to indemnify them in connection with disputes with Imageline. We intend to defend this matter vigorously. Based on information available to date, management does not believe that the ultimate outcome of these matters will have a material effect on our financial position, results of operations, or cash flows.

    In connection with the announcement on April 9, 2001 of our entry into the Agreement of Merger and Plan of Liquidation and Dissolution with NBC and Rainwater Acquisition Corp., several lawsuits by our stockholders have been filed in Delaware and California courts.

    As of April 23, 2001, 12 complaints have been filed in the Court of Chancery for the State of Delaware, New Castle County on behalf of a purported class of our stockholders. In addition, as of April 23, 2001, two complaints have been filed in the Superior Court for the State of California, County of San Francisco, on behalf of a purported class of NBCi stockholders. These complaints name us, one or more current or former members of our board of directors, NBC and/or General Electric Company (as the ultimate parent of NBC) as defendants and allege violations of the fiduciary duties of our board of directors to our public stockholders in connection with the merger and the liquidation including the value of the merger consideration. The complaints seek, among other things, an injunction of the merger and the liquidation and unspecified damages. The plaintiffs have made no attempt so far to pursue an immediate injunction through a temporary restraining order. We intend to contest vigorously the allegations made in the complaints.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers

    Set forth below are the positions with NBCi held by each director and executive officer of NBCi, and each person's business experience for the past five years. Each of the directors and executive officers is a U.S. citizen and none has been convicted in a criminal proceeding during the past five years, nor been a party to any judicial or administrative proceeding, excluding traffic violations and similar misdemeanors, during the past five years that resulting in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding any violation of federal or state securities laws. Unless otherwise indicated below, the principal business address of each of our directors and executive officers is 225 Bush Street, San Francisco, California 94104.

Name	Age	Position
William J. Lansing	43	Chief Executive Officer and Class A Director
Anthony E. Altig	45	Executive Vice President, Chief Financial Officer, Secretary and Class A Director
Shawn Hardin	39	Executive Vice President, Product and Executive Producer
Leo Chang	27	Chief Technology Officer
James J. Heffernan	59	Class A Director
Jeffrey Ballowe	45	Class A Director
Philip Schlien	65	Class A Director
Robert C. Harris, Jr.	54	Class A Director
L. Lowry Mays	65	Class A Director
Mark W. Begor	42	Class B Director
Robert C. Wright	57	Class B Director
Gary M. Reiner	46	Class B Director
John F. Welch	65	Class B Director
Martin J. Yudkovitz	46	Class B Director
Scott M. Sassa	41	Class B Director

    William J. Lansing has served as our Chief Executive Officer and as a Class A director since March 2000. From May 1998 to March 2000, Mr. Lansing was Chief Executive Officer of Fingerhut Companies, Inc., a direct marketing company and online retailer. From October 1996 to May 1998, Mr. Lansing was the Vice President of Business Development for General Electric Company. From January 1996 to October 1996, Mr. Lansing was the Chief Operating Officer for Prodigy Communications Corporation. From August 1986 to December 1995, Mr. Lansing was associated with the consulting firm McKinsey & Company, most recently as a partner. Mr. Lansing is a member of the board of directors of Digital River, Inc., Net Perceptions, Inc., and Aptimus, Inc. (formerly known as Freeshop.com, Inc.). Mr. Lansing received his B.A. from Wesleyan University and his J.D. from Georgetown University.

    Anthony E. Altig has served our Executive Vice President, Finance and Chief Financial Officer since May 2000 and as a Class A director since January 2001. Mr. Altig previously held the position of Senior Vice President, Finance at NBCi between March and May 2000. From February 1998 to February 2000, Mr. Altig was Chief Accounting Officer of USWeb Corp. From 1988 to 1998, Mr. Altig was employed at Price Waterhouse. He received his BBA from the University of Hawaii.

    Shawn Hardin has served as our Executive Vice President and Chief Product Officer since June 2000. Mr. Hardin previously held the position of Executive Vice President and Acting Group General Manager between November 1999 and June 2000. From July 1998 to November 1999, Mr. Hardin served as Senior Vice President to Snap.com. From July 1995 to June 1998, Mr. Hardin served in multiple positions at NBC Multimedia, with the most recent position being Vice President. Mr. Hardin received his B.A. from the University of Southern California.

    Leo Chang has served as our Chief Technology Officer since August 2000. Mr. Chang previously held the position of Chief Technology Officer of our business unit flywsat between May and August 2000. From February 1998 to May 2000, Mr. Chang served as Chief Technology Officer of flyswat, Inc., which was acquired by NBCi in May 2000. From July 1995 to February 1998, Mr. Chang served as a principal member of technical staff at Telesis Technologies Laboratory, a subsidiary of pacific Telesis which was acquired by SBC Communications. Mr. Chang received his S.M. and S.B. from Massachusetts Institute of Technology.

    James Heffernan has served as a Class A director since November 1999. He has also served as a director of Xoom.com since June 1998. Mr. Heffernan co-founded USWeb Corporation, an Internet professional services company, in December 1995 and served as its Executive Vice President, Chief Financial Officer, Secretary and as a director until May 1998. Since May 1998, Mr. Heffernan has been an independent investor. From May 1993 to July 1994, he worked as an independent consultant and then joined Interlink Computer Sciences, Inc. in July 1994 as Chief Financial Officer, where he served until December 1995. From March 1992 to May 1993, Mr. Heffernan served as Chief Financial Officer and Chief Operating Officer of Serius. Mr. Heffernan has also served as an officer of several other technology companies, including Software Publishing Corp., Zital Inc. and Measurex Corp. Mr. Heffernan has a B.S. in Business and an M.B.A. from Santa Clara University.

    Jeffrey Ballowe has served as a Class A director since November 1999. He has also served as a director of Xoom.com since July 1998. Before leaving Ziff Davis at the end of 1998, Mr. Ballowe led the launches of five magazines, ZDNet on the Web, ZDTV (now TechTV), and the initial
ZD/Softbank investments in Yahoo!, USWeb, GameSpot and Herring Communications. Currently he serves as a director of Jupiter Media Metrix, Onvia.com and VerticalNet. He is on the Advisory Board of the Internet Capital Group, ShopEaze.com and ITsquare.com. He is the co-founder and President of the not-for-profit Electronic Literature Organization. He has an M.B.A. from the University of Chicago, an M.A. in French from the University of Wisconsin-Madison and a B.A. from Lawrence University.

    Philip Schlein has served as a Class A director since November 1999. He has also served as a director of Xoom.com since July 1998. Since April 1985, Mr. Schlein has been a partner of U.S. Venture Partners, a venture capital firm specializing in retail and consumer products companies. From January 1974 to January 1985, Mr. Schlein served as President and Chief Executive Officer of Macy's California, a division of R. H. Macy & Co., Inc., a department store chain. Mr. Schlein also serves on the board of directors of Ross Stores, Inc., BEBE, QRS Corporation and Burnham Pacific Properties, Inc. Mr. Schlein holds a B.S. in Economics from the University of Pennsylvania.

    Robert C. Harris, Jr. has served as a Class A director since November 1999. He has also served as a director of Xoom.com since August 1998. Mr. Harris is a Senior Managing Director at Bear, Stearns & Co. Inc. From 1989 to October 1997, he was a co-founder and Managing Director of Unterberg Harris. From 1984 to 1989, he was a General Partner, Managing Director and Director of Alex. Brown & Sons Inc. Mr. Harris is also a director of MDSI Mobile Data Solutions, Inc. and SoftNet Systems, Inc. Mr. Harris holds a B.S. and M.B.A. from the University of California at Berkeley.

    L. Lowry Mays has served as a member of our board of directors since November 1999. He has served as a director of Xoom.com since October 1999. In 1972, Mr. Mays founded Clear Channel

Communications, a diversified media company, and has served as its Chairman, Chief Executive Officer and a director since 1972. From 1972 to February 1997 Mr. Mays served as the President of Clear Channel Communications. Mr. Mays has a B.S. in Petroleum Engineering from Texas A&M University and an M.B.A. from Harvard Business School.

    Mark W. Begor has served as a member of our board of directors since November 1999 and has been Executive Vice President and Chief Financial Officer of NBC since April 1998, responsible for NBC's global finance, accounting, tax and information technology activities. Mr. Begor began his career with GE in 1980, holding various financial positions in GE and GE Plastics, including Manager-Finance and Business Development for GE Plastics Pacific in Singapore, before being named General Manager of GE Plastics' Global Sourcing and Petrochemicals operations in October 1993. From August 1995 to March 1998, Mr. Begor served as GE's Manager of Investor Communications and was appointed a corporate officer of GE in December 1996. Mr. Begor is a member of the board of managers of Snap, which became one of our wholly-owned subsidiaries in the transaction that formed us in November 1999. Mr. Begor received his B.S. from Syracuse University and his M.B.A. from Rennselaer Polytechnic Institute.

    Robert C. Wright has served as our Chairman of the board and as a member of our board of directors since November 1999. Mr. Wright has been the President and Chief Executive Officer of NBC since September 1986. Prior to joining NBC, Mr. Wright was President of General Electric Financial Services from April 1984 to August 1986, head of GE's housewares and audio division from May 1983 to April 1984, and President of Cox Cable Communications from January 1980 to April 1983. Mr. Wright serves on the board of directors of the Motion Picture and Television Fund Corporation and the board of trustees of the Museum of Television and Radio and the American Film Institute, and is an honorary trustee of the Foundation of American Women in Radio and Television. Mr. Wright received his A.B. from the College of the Holy Cross and his L.L.B. from the University of Virginia School of Law.

    Gary M. Reiner has served as a member of our board of directors since November 1999 and is Senior Vice President and Chief Information Officer of GE. Mr. Reiner joined GE in 1991 as Vice President-Corporate Business Development, and assumed his current position in April 1996. Mr. Reiner leads GE's information technology efforts. Mr. Reiner received his B.A. from Harvard and earned an M.B.A. from Harvard Business School.

    John F. Welch, Jr. has served as a member of our board of directors since November 1999 and has been Chairman of the Board and Chief Executive Officer of GE since 1981. A 1957 graduate of the University of Massachusetts with M.S. and Ph.D. degrees from the University of Illinois, Mr. Welch joined GE in 1960. Following managerial assignments in GE's plastics, chemical and metallurgical businesses, he was elected a Vice President in 1972. In 1973, he was named Vice President and Group Executive of the Components and Materials Group. He became Senior Vice President and Sector Executive of the Consumer Products and Services Sector in 1977, and was elected a vice chairman and named an executive officer of GE in 1979.

    Martin J. Yudkovitz has served as a member of our board of directors since November 1999 and has been President of NBC Interactive Media since December 1995. Mr. Yudkovitz is responsible for developing NBC's new media strategy and managing NBC's interactive operations. From December 1993 to December 1995, Mr. Yudkovitz served as Senior Vice President of NBC Multimedia, and in addition was appointed Senior Vice President of Strategic Development of NBC in March 1993. He has also served as General Counsel and Vice President for Business Affairs of CNBC. Mr. Yudkovitz joined NBC in 1984. Mr. Yudkovitz is a director of iVillage, Inc. and Talk City, Inc., and a member of the board of managers of Snap. Mr. Yudkovitz holds a B.A. from Rutgers University and received his J.D. from Columbia Law School.

    Scott M. Sassa has served as a member of our board of directors since November 1999 and has been President, NBC West Coast, since May 1999. Mr. Sassa joined NBC in September 1997 as President of its Television Stations Division, and was promoted to President of NBC Entertainment in October 1998. From November 1996 to August 1997, Mr. Sassa was President and Chief Operating Officer of Andrews Group, a unit of MacAndrews & Forbes Holding Co., and was also Chief Executive Officer of Marvel Entertainment. Prior to joining Andrews Group, Mr. Sassa was President of Turner Entertainment Group, a division of Turner Broadcasting System, from September 1990 to November 1996. Mr. Sassa is a member of the board of managers of Snap LLC, which become one of our wholly-owned subsidiaries in our formation transaction in November 1999.

Item 11. EXECUTIVE COMPENSATION

    The following table contains information in summary form concerning the compensation paid to our chief executive officer and each of our most highly compensated executive officers whose total salary, bonus and other compensation exceeded $100,000 during the fiscal year ended December 31, 2000.

				Long-term compensation
	Annual compensation
Name and principal position				Restricted Stock Awards($)		Securities and underlying options (#)	All Other Compensation
	Year	Salary ($)	Bonus ($)
William Lansing, Chief Executive Officer and Class A Director (1)	2000	$615,393	$450,000	$12,000,000	(2)	2,268,937	—
Anthony E. Altig, Executive Vice President, Chief Financial Officer, Secretary and Class A Director (3)	2000	$209,615	$50,000	—		554,540	—
Shawn Hardin, Executive Vice President, Product and Executive Producer	2000	$240,865	$62,500	—		400,000
	1999	$154,933	$—	—		201,396	—
Leo Chang, Chief Technology Officer (4)	2000	$97,952	$14,250	—		200,000	—
John McMenamin, Executive Vice President, Sales and Marketing (5)	2000	$336,549	$367,103	—		148,500	$291,667	(6)
	1999	$13,462	$175,000	—		300,000

(1)
Mr. Lansing began his employment with NBCi in April 2000.

(2)
Mr. Lansing was issued 268,937 shares of our Class A common stock pursuant to a restricted share agreement at a price of $44.63 per share. At the close of business on April 27, 2001, the value of those shares was approximately $570,146.

(3)
Mr. Altig began his employment with NBCi in March 2000.

(4)
Mr. Chang began his employment with NBCi in May 2000 upon the acquisition of flyswat, Inc.

(5)
John McMenamin resigned from NBCi in November 2000.

(6)
Represents severance received in November 2000.

Option Grants in Last Fiscal Year

    The following table sets forth information concerning grants of stock options to each of the executive officers named in the table above during the year ended December 31, 2000. All options granted to these executive officers in the last fiscal year were granted under our 1999 Stock Incentive Plan. The percentage of total options set forth below is based on an aggregate of 12,751,662 options granted to employees during the year ended December 31, 2000. All options were granted at the fair market value of our Class A Common Stock on the date of grant; with the exception of options to purchase 100,000 shares of our Class A common stock issued to Anthony E. Altig that were granted at

85% of the fair market value on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities Exchange Commission and do not represent our estimate or projection of the future Class A Common Stock price.

		Percent of total options granted to employees in 2000
	Number of securities underlying options granted				Potential realizable value at assumed rates of stock price appreciation for option term
			Exercise price per share	Expiration Date
Name					0% ($)	5% ($)	10% ($)
William J. Lansing	1,000,000	7.84%	$44.63	03/24/10	—	$28,064,423	$71,120,757
	500,000	3.92%	$19.63	05/15/10	—	$6,171,029	$15,638,598
	500,000	3.92%	$4.88	10/16/10	—	$1,532,931	$3,884,747
Anthony E. Altig	100,000	0.78%	$44.68	02/28/10	$788,170	$4,093,796	$9,165,229
	150,000	1.18%	$52.56	02/28/10	—	$4,958,394	$12,565,544
	104,540	0.82%	$19.63	05/15/10	—	$1,290,239	$3,269,718
	50,000	0.39%	$10.06	07/27/10	—	$316,413	$801,852
	150,000	1.18%	$4.88	10/16/10	—	$459,879	$1,165,424
Shawn Hardin	100,000	0.78%	$50.69	03/01/10	—	$3,187,710	$8,078,282
	100,000	0.78%	$19.63	05/15/10	—	$1,234,206	$3,127,720
	50,000	0.39%	$8.63	08/16/10	—	$271,211	$687,301
	150,000	1.18%	$4.88	10/16/10	—	$459,879	$1,165,424
Leo Chang	100,000	0.78%	$8.63	08/16/10	—	$542,422	$1,374,603
	100,000	0.78%	$4.88	10/16/10	—	$306,586	$776,949
John McMenamin	148,500	1.16%	$19.63	02/03/01	—	$—	$—

Aggregate Option Exercises in Fiscal Year 2000 and Fiscal Year-End Option Values

    The following table sets forth information concerning exercisable and unexercisable stock options held by each of the executive officers named in the summary compensation table at December 31, 2000. The value of unexercised in-the-money options is based on the fair market value of our Class A Common Stock on December 31, 2000 of $3.50 per share minus the actual exercise price. All options were granted under our 1999 Stock Incentive Plan.

			Number of securities underlying unexercised options at fiscal year end (#)	Value of unexercised in-the-money options at fiscal year end ($)
Shares acquired on exercise (#)
Name		Value realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
William J. Lansing	—	$—	125,003/1,874,997	$	—/$—
Anthony E. Altig	—	$—	100,605/453,935	$	—/$—
Shawn Hardin	—	$—	167,536/423,860	$	—/$—
Leo Chang	—	$—	16,667/183,333	$	—/$—
John McMenamin	—	$—	—/—	$	—/$—

Employment Agreements

    On March 23, 2000, William J. Lansing, our Chief Executive Officer, entered into a three-year employment agreement with us. The employment agreement provides for an annual salary of $800,000. Mr. Lansing is also entitled to receive an annual bonus of up to $1.2 million, $900,000 of which is guaranteed to be paid quarterly and $300,000 of which will be paid annually based upon achievement of performance goals. Mr. Lansing was also granted an option to purchase up to 1,000,000 shares of our Class A common stock at a per share exercise price of $44.63. The options vest at a rate of one-third after 12 months, and one thirty-sixth of the total grant per month over the next 24 months. In addition, Mr. Lansing was granted 268,937 restricted shares of our Class A common stock on March 24, 2000, one-half of which vest at the end of the 24 month period and the other half of which vest at the end of an additional 12 months. Further, we loaned Mr. Lansing $4 million, without interest, for the purchase of a primary residence in the San Francisco Bay Area. The loan is secured by a second mortgage on Mr. Lansing's primary residence, which is held by us. On the third anniversary of Mr. Lansing's employment, the loan will be forgiven in full, resulting in ordinary income to Mr. Lansing. This agreement further provides that upon termination by NBCi without cause or good reason, we will immediately vest all options to purchase common stock and restricted stock, pay the full amount of Mr. Lansing's base salary, guaranteed bonus and discretionary bonus through the end of the term of the agreement and forgive the loan. In February 2001, this agreement was amended to provide that upon termination by NBCi without cause or good reason, Mr. Lansing will receive an additional bonus of $2 million.

    In March 2001, we entered into severance arrangements with our executive officers as well as a number of our other employees. These agreements state that upon termination from NBCi without cause or for good reason, we agree to vest all options to purchase common stock and pay the executive officer or employee a specified amount of severance based upon the executive officer's base salary and bonus at the time of the termination. Anthony E. Altig entered into an agreement that provides for 36 months of severance. Shawn Hardin entered into an agreement that provides for 24 months of severance. Leo Chang entered into an agreement that provides for 12 months of severance. On October 24, 2000, John McMenamin, then our Executive Vice President, Sales and Marketing, entered into a letter agreement under which he resigned from NBCi effective November 3, 2000. Under the agreement, Mr. McMenamin received all accrued salary and unused paid time off. In addition, he received severance which included a $291,667 lump sum payment and the eligibility to receive an additional $58,333 upon the occurrence of specified events.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to NBCi with respect to beneficial ownership of our Class A Common Stock and Class B Common Stock as of April 16, 2001 by (a) each person or entity known by us to own beneficially more than five percent (5%) of our Class A Common Stock and Class B Common Stock, (b) each director or director nominee of NBCi, (c) each executive officer of NBCi for whom information is given in the Summary Compensation Table in this proxy statement and (d) all of our executive officers and directors as a group.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 16, 2001 are deemed outstanding. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of capital stock listed as owned by such person. Percentage of ownership is calculated based on 63,656,937 shares of our Class A Common Stock and Class B Common Stock outstanding as of April 16, 2001.

Beneficial Owner	Number of shares beneficially held	Percentage
NBC (1)	24,550,708	38.6%
CNET Investments II, Inc. (2)	6,497,584	10.2
William J. Lansing (3)	918,662	1.4
Shawn Hardin (4)	256,317	*
Leo Chang (5)	238,198	*
Anthony E. Altig (6)	173,377	*
James J. Heffernan (7)	114,611	*
Robert C. Harris, Jr. (8)	44,542	*
Robert C. Wright	30,000	*
Philip Schlien (9)	18,227	*
L. Lowry Mays (10)	16,945	*
Jeffery Ballowe (11)	11,444	*
Mark W. Begor	—	—
Gary M. Reiner	—	—
Scott M. Sassa	—	—
John F. Welch	—	—
Martin J. Yudkovitz	—	—
All executive officers and directors as a group (15 persons) (12)	1,822,323	2.8%

* Less than 1%.

(1)
Represents ownership of Class B common stock. NBC holds 100% of the outstanding Class B common stock. The address of NBC is 30 Rockefeller Plaza, New York, New York 10012.

(2)
The address of CNET Investments II, Inc. is 150 Chestnut Street, San Francisco, California 94111.

(3)
Includes 268,937 shares of our Class A Common Stock issued pursuant to a restricted share agreement and options to purchase 649,725 shares of Class A common stock.

(4)
Includes options to purchase 255,417 shares of Class A common stock.

(5)
Includes options to purchase 44,445 shares of Class A common stock.

(6)
Includes options to purchase 172,877 shares of Class A common stock.

(7)
Includes options to purchase 50,581 shares of Class A common stock. Also includes 64,030 shares of Class A common stock held by the Heffernan Family Trust. Mr. Heffernan may be deemed to be the beneficial owner of the shares and warrants to purchase shares of Class A common stock held by the Heffernan Family Trust.

(8)
Includes options to purchase 16,553 shares of Class A common stock.

(9)
Includes options to purchase 16,553 shares of Class A common stock.

(10)
Includes options to purchase 16,945 shares of Class A common stock.

(11)
Includes options to purchase 11,444 shares of Class A common stock.

(12)
Includes options to purchase 1,234,540 shares of Class A common stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Some of NBCi's directors, executive officers and affiliates have entered into transactions with NBCi or its constituent entities as set forth below.

    Shares of Xoom.com common stock and options to purchase shares of Xoom.com common stock received pursuant to these transactions were converted on a one-for-one basis into shares of our Class A common stock and options to purchase our Class A common stock, respectively, in the transaction that formed us.

  Option Grants to Directors and Executive Officers

    On October 18, 1999, as consideration for agreeing to serve on Xoom.com's board of directors, L. Lowry Mays was granted an option to purchase 25,000 shares of common stock of Xoom.com at an exercise price of $54.875 per share. On May 15, 2000, as additional consideration for agreeing to serve on NBCi's board of directors, Mr. Mays was granted an option to purchase 11,250 shares of common stock of NBCi at an exercise price of $19.625 per share. Both options vest monthly over a three-year period. In June 1999, Xoom.com entered into an agreement with Clear Channel Broadcasting, Inc., a subsidiary of Clear Channel Communications. This agreement was amended in March 2001. Mr. Mays is the chief executive officer, chairman of the board and a director of Clear Channel Communications. The terms of the original agreement negotiated at arm's length prior to Mr. Mays' affiliation with Xoom.com and the amendment was negotiated at arm's length.

    In May 2000, Mr. Ballowe, one of our directors, received options to purchase up to 3,080 shares of our common stock at a per share exercise price of $19.625, Mr. Schlein, one of our directors, received options to purchase up to 3,824 shares of our common stock at a per share exercise price of $19.625, Mr. Harris, one of our directors, received options to purchase up to 3,824 shares of our common stock at a per share exercise price of $19.625 and Mr. Heffernan, one of our directors, received options to purchase up to 3,824 shares of our common stock at a per share exercise price of $19.625. The options vest at a rate of one thirty-sixth per month over 36 months. In addition, in July 2000 Mr. Heffernan received options to purchase up to 100,000 shares of our common stock at a per share exercise price of $10.0625. The options vest at a rate of one thirty-sixth per month over 36 months.

    In March 2000, Mr. Lansing, our Chief Executive Officer, received options to purchase up to 1,000,000 shares of our common stock at a per share exercise price of $44.63. In May 2000, Mr. Lansing received options to purchase up to 500,000 shares of our common stock at a per share exercise price of $19.625. The options vest at a rate of one thirty-sixth per month over 36 months. In October 2000, Mr. Lansing received options to purchase up to 500,000 shares of our common stock at a per share exercise price of $4.875. The options vest at a rate of one thirty-sixth per month over 36 months.

    In March 2000, Mr. Altig, our Chief Financial Officer, received options to purchase up to 250,000 shares of our common stock. Of these shares, 100,000 were at a per share exercise price of $44.68, and 150,000 shares at a per share exercise price of $52.562. Twenty-thousand shares vested upon grant and the remaining options vest at a rate of one forty-eighth per month over 48 months with the lower priced options vesting first. In May 2000, Mr. Altig received options to purchase up to 104,540 shares of our common stock at a per share exercise price of $19.625. The options vest at a rate of one thirty-sixth per month over 36 months. In July 2000, Mr. Altig received options to purchase up to 50,000 shares of our common stock at a per share exercise price of $10.0625. The options vest at a rate of one thirty-sixth per month over 36 months. In October 2000, Mr. Altig received options to purchase up to 150,000 shares of our common stock at a per share exercise price of $4.875. The options vest at a rate of one thirty-sixth per month over 36 months.

    In March 2000, Mr. Hardin, our Chief Product Officer, received options to purchase up to 100,000 shares of our common stock at a per share exercise price of $50.6875. The options vest at a rate of one thirty-sixth per month over 36 months. In May 2000, Mr. Hardin received options to purchase up to 100,000 shares of our common stock at a per share exercise price of $19.625. The options vest at a rate of one thirty-sixth per month over 36 months. In August 2000, Mr. Hardin received options to purchase up to 50,000 shares of our common stock at a per share exercise price of $8.625. The options vest at a rate of one thirty-sixth per month over 36 months. In October 2000, Mr. Hardin received options to purchase up to 150,000 shares of our common stock at a per share exercise price of $4.875. The options vest at a rate of one thirty-sixth per month over 36 months.

    In August 2000, Mr. Chang, our Chief Technology Officer, received options to purchase up to 100,000 shares of our common stock at a per share exercise price of $8.625. The options vest at a rate of one thirty-sixth per month over 36 months. In October 2000, Mr. Chang received options to purchase up to 100,000 shares of our common stock at a per share exercise price of $4.875. The options vest at a rate of one thirty-sixth per month over 36 months.

  Indemnification Agreements

    Pre-Existing Indemnification and Insurance.  We have entered into separate indemnification agreements with each of our directors and officers which require us, among other things, to indemnify them against liabilities arising from their status as directors or officers to the fullest extent permitted by Delaware law. In addition, our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. We also maintain directors' and officer's liability insurance.

    Additional Indemnification and Insurance.  The Merger Agreement and Plan of Liquidation and Dissolution we entered into on April 9, 2001, provides that NBC and the surviving corporation of the merger will, to the fullest extent permitted by law, indemnify and hold harmless each of our present and former directors and officers against any costs or expenses arising out of or pertaining to the transactions contemplated by the merger agreement and plan of liquidation, or for any actions or omissions at or prior to the effective time of the merger, in each case to the same extent provided in our amended and restated certificate of incorporation, our bylaws or any pre-existing indemnification contract with the present or former director or officer. In addition, NBC and the surviving corporation of the merger have agreed to indemnify each of our employees with whom we had entered into identified indemnification agreements prior to the date of the merger agreement and plan of liquidation, to the extent provided in the indemnification agreements. The surviving corporation of the merger must maintain policies of directors' and officers' liability insurance containing terms and conditions which are not less advantageous than policies maintained by us prior to the effective time of the merger for a period of six years following the closing of the merger (provided that the surviving corporation of the merger is not required to pay an annual premium for any policy in excess of 200% of the annual premiums currently paid by us).

  Employment Agreements

    We also have entered into various employment agreements with some of our executive officers. See Item 11 EXECUTIVE COMPENSATION—Employment Agreements.

    We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors on the board of directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

(3) Exhibit index

Exhibit Number	Document
2.1	Agreement and Plan of Contribution and Merger dated as of May 9, 1999 by and among the Registrant, Xoom.com, Inc., CNET, Inc., Snap! LLC and Xenon 3, Inc.(1)
2.2	First Amendment to Agreement and Plan of Contribution and Merger dated as of October 20, 1999 by and among the Registrant, Xoom.com, Inc. CNET, Inc., Snap! LLC and Xenon 3, Inc.(1)
2.3	Second Amended and Restated Agreement and Plan of Contribution, Investment and Merger dated July 8, 1999 by and among the Registrant, National Broadcasting Company, Inc., GE Investments Subsidiary, Inc., Neon Media Corporation and Xoom.com, Inc.(1)
2.4	First Amendment to Second Amended and Restated Agreement and Plan of Contribution, Investment and Merger dated October 20, 1999 by and among the Registrant, National Broadcasting Company, Inc., GE Investments Subsidiary, Inc., Neon Media Corporation and Xoom.com, Inc.(1)
3.1	Restated Certificate of Incorporation of the Registrant(2)
3.2	Amended and Restated Bylaws of the Registrant(2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate of the Registrant(1)
10.1	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors(1)
10.2	Agreement of Sublease between Xoom.com, Inc. and Cornerstone Internet Solutions Company d/b/a USWeb Cornerstone dated August 1, 1998(1)
10.3	Assignment of Lease by Xaos Tools, Inc. and Acceptance of Assignment and Assumption of Lease by Xoom.com, dated July 31, 1998(1)
10.4	Office Lease for One Beach Street, San Francisco, California between No. 1 Beach Street, LLC and CNET, Inc. dated September 24, 1997(1)
10.5	Governance and Investor Rights Agreement between the Registrant and National Broadcasting Company, Inc.(3)
10.6	Standstill Agreement between the Registrant and CNET, Inc.(3)
10.7	Brand Integration and License Agreement between NBC Multimedia, Inc. and National Broadcasting Company, Inc., dated May 8, 1999(1)
10.8	Stock Option Agreement between Xoom.com, Inc. and National Broadcasting Company, Inc., dated May 9, 1999(1)
10.9	Voting Agreement among Xoom.com, Inc., National Broadcasting Company, Inc., CNET, Inc., Chris Kitze and Flying Disc Investments Limited Partnership, dated May 9, 1999(1)
10.10	Voting and Right of First Offer Agreement between National Broadcasting Company, Inc. and CNET, Inc.(3)
10.11	Loan Agreement between Xoom.com, Inc. and Sand Hill Capital, LLC, dated as of November 3, 1998(1)
10.12	Amended and Restated Letter Agreement between Bank of America National Trust and Savings Association and Snap! LLC, dated September 14, 1999(1)
10.13	Agreement of Lease between Eleven Penn Plaza LLC and Xoom.com, Inc., dated March 16, 1999(1)
10.14	Preferred Carriage Agreement by and between CNET, Inc., National Broadcasting Company, Inc., NBC Multimedia, Inc. and Snap! LLC., dated September 30, 1998(1)
10.15	Addendum to Preferred Carriage Agreement between CNET, Inc. and Snap! LLC, dated September 30, 1998(1)
10.16	Addendum to the Snap Agreements by and among CNET, Inc., National Broadcasting Company, Inc., NBC Multimedia, Inc. and Snap! LLC., dated May 9, 1999(1)

10.17	Form of Severance Agreement by and between Xoom.com, Inc. and Laurent Massa(1)
10.18	1999 Stock Incentive Plan(1)
10.19	Stock Purchase Agreement by and between Xoom.com, Inc. and National Broadcasting Company, Inc., dated September 11, 1999(1)
10.24	Employment Agreement by and between Xoom.com, Inc. and John Harbottle, dated August 4, 1998(1)
10.25	Advertising Agreement between the Registrant and National Broadcasting Company, Inc.(3)
10.26	Registration Rights Agreement by and among the Registrant, CNET, Inc., National Broadcasting Company, Inc., GE Investments Subsidiary, Inc., Flying Disc Investments Limited Partnership and Chris Kitze(3)
10.27	$39,477,953 Subordinated Zero Coupon Convertible Debenture due 2006(3)
10.28	$447,416,805 Subordinated Zero Coupon Convertible Debenture due 2006(3)
10.29	$340,000,000 Term Note(3)
10.30	Office Lease for 225 Bush Street, San Francisco, California between OAIC Bush Street, LLC and Xoom.com, Inc. dated August 13, 1999(1)
10.31	Letter Agreement by and between Xoom.com, Inc. and Edmond Sanctis, dated October 19, 1999(3)
10.32	Letter Agreement by and between Xoom.com, Inc. and Alan Braverman, dated November 12, 1999(3)
10.33	Letter Agreement by and between Xoom.com, Inc. and John McMenamin, dated November 17, 1999(3)
10.34	1999 Employee Stock Purchase Plan(3)
10.35	Employment Agreement by and between NBC Internet, Inc. and William Lansing, dated March 23, 2000(4)
10.36	2000 Non-Qualified Stock Option Plan and form stock option agreement(4)
10.37	Amendment to Employment Agreement by and between NBC Internet, Inc. and William Lansing, dated February 1, 2001.
10.38	Form of Severance Agreement
21.1	Subsidiaries of the Registrant(3)

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

3.
On April 11, 2001, we filed a report on Form 8-K announcing that we had signed an Agreement of Merger and Plan of Liquidation and Dissolution with the National Broadcasting Company, Inc. ("NBC") pursuant to which a wholly-owned subsidiary of NBC will be merged into us, holders of the Company's Class A common stock will receive a liquidation payment of $2.19 per share in cash and the Company's liquidation will be completed in a final liquidating distribution to NBC.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 30th day of April, 2001.

NBC INTERNET, INC.
By:	/s/ WILLIAM J. LANSING William J. Lansing Principal Executive Officer
By:	/s/ ANTHONY E. ALTIG Anthony E. Altig Principal Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. LANSING William J. Lansing	Chief Executive Officer and Class A Director	April 30, 2001
/s/ ANTHONY E. ALTIG Anthony E. Altig	Principal Financial and Accounting Officer	April 30, 2001
/s/ JAMES J. HEFFERNAN* James J. Heffernan	Class A Director	April 30, 2001
/s/ JEFFREY BALLOWE* Jeffrey Ballowe	Class A Director	April 30, 2001
/s/ PHILIP SCHLEIN* Philip Schlein	Class A Director	April 30, 2001
/s/ ROBERT C. HARRIS, JR.* Robert C. Harris, Jr.	Class A Director	April 30, 2001

/s/ L. LOWRY MAYS* L. Lowry Mays	Class A Director	April 30, 2001
/s/ MARK W. BEGOR* Mark W. Begor	Class B Director	April 30, 2001
/s/ ROBERT C. WRIGHT* Robert C. Wright	Chairman of the Board of Directors and Class B Director	April 30, 2001
Gary M. Reiner	Class B Director	April 30, 2001
John F. Welch	Class B Director	April 30, 2001
/s/ MARTIN J. YUDKOVITZ* Martin J. Yudkovitz	Class B Director	April 30, 2001
/s/ SCOTT M. SASSA* Scott M. Sassa	Class B Director	April 30, 2001
*By:	/s/ ANTHONY E. ALTIG
Anthony E. Altig (attorney-in-fact)

QuickLinks

EXPLANATORY NOTE
PART I
Item 1. BUSINESS
Item 3. LEGAL PROCEEDINGS
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Signatures