Form 10-Q
period 2001-03-31
NBC INTERNET INC
filed 2001-05-15
CIK 1089754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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
 Class A Common Stock, $0.0001 Par Value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes  / / No

    The number of shares outstanding of Registrant's Common Stock at April 30, 2001 was 39,038,751 of Class A, par value $0.0001, and 24,550,708 of Class B, par value $0.0001.

NBC INTERNET, INC.

TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets
	March 31, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations
	Three months ended March 31, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows
	Three months ended March 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 6.	Exhibits and Reports on Form 8-K	23
	Signature	24

NBC INTERNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$45,769	$91,445
Short-term investments	133,754	149,471
Accounts receivable, net	3,789	7,740
Note receivable from NBC, current portion	83,717	82,602
Other current assets	4,952	6,528

Total current assets	271,981	337,786
Fixed assets, net	4,711	63,496
Goodwill and other intangible assets, net	—	1,611,481
Long-term note receivable from NBC, less current portion	157,758	179,110
Investment in affiliated companies	12,240	111,606
Long-term investments	66,421	114,824
Other assets, including restricted cash of $3,134 and $3,494 as of March 31, 2001 and December 31, 2000, respectively	7,384	8,531

Total assets	$520,495	$2,426,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,729	$18,814
Accrued compensation and related expenses	8,773	13,511
Other accrued liabilities	16,289	20,623
Deferred revenue	11,275	16,602
Amounts due to related parties, current portion	14,422	13,215

Total current liabilities	62,488	82,765
Long-term liabilities:
Convertible notes payable and related interest due to NBC and its affiliates	389,931	386,083
Other long-term liabilities	10,763	14,808

Total long-term liabilities	400,694	400,891
Stockholders' equity:
Class A common stock	1,582,995	1,582,892
Class B common stock	1,158,336	1,158,336
Deferred compensation	(7,105)	(8,762)
Accumulated deficit	(2,678,144)	(763,007)
Accumulated other comprehensive income (loss)	1,231	(26,281)

Total stockholders' equity	57,313	1,943,178

Total liabilities and stockholders' equity	$520,495	$2,426,834

See accompanying notes.

NBC INTERNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2001	2000
Net revenue:
Advertising	$13,152	$24,451
E-commerce	2,306	5,672

Total net revenue	15,458	30,123
Cost of net revenue:
Cost of advertising	9,781	7,113
Cost of e-commerce	596	2,798

Total cost of net revenue	10,377	9,911
Gross profit	5,081	20,212
Operating expenses:
Operations and development	9,011	11,054
Sales and marketing	12,245	19,117
General and administrative	11,681	11,891
Promotion and advertising provided by NBC	16,956	19,667
Amortization of deferred and other stock compensation	1,658	1,086
Amortization of goodwill and other intangible assets	78,954	69,708
Loss on impairment of long-lived assets	1,585,243	—

Total operating expenses	1,715,748	132,523

Loss from operations	(1,710,667)	(112,311)
Other income (expense):
Interest income	7,469	9,121
Interest expense	(4,106)	(3,916)
Loss on investments	(191,896)	—
Equity in earnings (loss) of affiliated companies	(11,267)	—

Net loss before cumulative effect of accounting change	(1,910,467)	(107,106)
Cumulative effect of accounting change	(4,670)	—

Net loss	$(1,915,137)	$(107,106)

Net loss per share—basic and diluted before cumulative effect of accounting change	$(30.06)	$(1.91)
Cumulative effect of accounting change	(0.07)	—

Net loss per share—basic and diluted	$(30.13)	$(1.91)

Number of shares used in per share calculation—basic and diluted	63,559	56,067

See accompanying notes.

NBC INTERNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2001	2000
Operating activities:
Net loss	$(1,915,137)	$(107,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Receipt of stock in exchange for services provided	(3,908)	(7,395)
Loss on impairment of long-lived assets	1,585,243	—
Loss on investments	191,896	—
Depreciation and amortization	89,384	73,094
Equity in net loss of affiliated companies	11,267	—
Cumulative effect of accounting change	4,670	—
Non-cash interest expense related to note payable to NBC	3,848	3,700
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	3,951	(8,738)
Other current assets	1,576	(7,796)
Other assets	1,112	3,053
Accounts payable	(7,085)	(6,086)
Accrued compensation and related expenses	(4,738)	(6,488)
Other accrued liabilities	(3,867)	8,985
Deferred revenue	(3,309)	15,338
Other long-term liabilities	(834)	—

Net cash used in operating activities	(45,931)	(39,439)
Investing activities:
Purchases of fixed assets	(2,476)	(12,105)
Purchases of short-term and long-term investments	(65,511)	(143,400)
Maturities of short-term and long-term investments	48,327	40,485
Business combinations, net of cash	—	2,720

Net cash used in investing activities	(19,660)	(112,300)
Financing activities:
Proceeds from issuance of common stock, net	103	299,261
Proceeds from note receivable from NBC	20,237	19,180
Payments of notes payable and capital lease obligations, net	(435)	(35,670)

Net cash provided by financing activities	19,905	282,771
Effect of foreign currency translation on cash and cash equivalents	10	—

Net increase (decrease) in cash and cash equivalents	(45,676)	131,032
Cash and cash equivalents at beginning of period	91,445	28,095

Cash and cash equivalents at end of period	$45,769	$159,127

See accompanying notes.

NBC INTERNET, INC.

SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)

(Unaudited)

	Three months ended March 31
	2001	2000
Supplemental disclosures:
Non-cash transactions:
Investments in corporate securities received in connection with media contracts	$—	$21,021

Value of shares received upon cashless exercise of warrant	$—	$1,988

Deferred compensation resulting from grant of stock options to Company employees	$—	$12,788

Issuance of common stock in conjuction with business and technology acquisitions	$—	$282,179

Cash flow information:
Cash paid for interest	$86	$2

See accompanying notes.

NBC INTERNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

1.  The Company and summary of significant accounting policies

The Company

    NBC Internet, Inc. ("NBCi" or the "Company") is an integrated Internet media company that combines portal, community, online and on-air advertising, and e-commerce services designed to deliver a comprehensive, next-generation online experience to a domestic audience under a nationally recognized brand name. The Company operates in a single operating segment and generates revenue primarily from online, television and radio advertising, and e-commerce services.

Basis of presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2001 and December 31, 2000, and the consolidated results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. All significant inter-company transactions and balances have been eliminated in consolidation.

    These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, including the notes thereto, and the other information set forth therein included in the Company's 2000 Annual Report filed on Form 10-K, as amended. Consolidated operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001 or other future periods.

Reclassifications

    The Company has reclassified certain amounts in prior periods to conform to the current presentation. These reclassifications had no material effect on the Company's previously reported financial position, results of operations, or cash flows.

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

Goodwill and other intangible assets

    Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangible assets is provided on the straight-line basis over the respective estimated useful lives of the assets. As of December 31, 2000, goodwill and other intangible assets were being amortized over periods ranging from 2 to 7 years. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), the Company periodically evaluates whether indicators of impairment are present or changes have occurred that would require revision of the remaining estimated useful life of the assigned intangible assets or render the intangible assets not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the intangible assets are impaired. During the three months ended March 31, 2001, and in connection with the announcement that the Company entered into a merger agreement and plan of liquidation with National Broadcasting Company ("NBC") in April 2001 (as described in Note 7), the Company recorded impairment losses of approximately $1.5 billion. No such losses were recorded during the three months ended March 31, 2000.

Revenue recognition

    Advertising revenue.  Revenue from the exchange of media and advertising services for equity securities in strategic partners and customers was $3.9 million and $6.9 million for the three months ended March 31, 2001 and 2000, respectively. In addition, the Company recognized approximately $762,000 and $722,000 for the three months ended March 31, 2001 and 2000, respectively, in cash revenue from companies in which it has an equity investment.

    Barter transactions.  Revenue from the exchange of media and advertising services for advertising in other media was $1.1 million for the three months ended March 31, 2001, of which $381,000 was earned from CNBC.com, and $473,000 for the three months ended March 31, 2000.

Net loss per share

    The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"). In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted average number of Class A and Class B common shares outstanding. Since each share of Class B common stock is convertible into one share of Class A common stock, the total of the weighted average number of common shares for both classes of common stock is considered in the computation of net loss per share. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. To date, common equivalent shares from stock options, warrants, and convertible securities (using the treasury stock method) have been excluded from the Company's net loss per share calculations as their effect would be antidilutive.

Recent accounting pronouncement

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133").

FAS 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value at each reporting date. On the date of adoption, January 1, 2001, the Company recorded a one-time charge of $4.7 million to account for the cumulative effect of an accounting change for certain of our common stock warrants which qualify as derivatives under FAS 133. The one-time cumulative effect resulted in an increase in the reported basic and diluted net loss per share of $0.07 per share for the three-month period ended March 31, 2001. As FAS 133 requires that the fair value of the Company's derivatives be remeasured at each reporting date, any fluctuations in the fair value of the Company's derivative instruments are included in the determination of net income or loss. For the three months ended March 31, 2001, these fluctuations resulted in a loss of $33,000. As of March 31, 2001, the fair value of these instruments was approximately $1.6 million.

2.  Financial instruments

    Short-term and long-term investments included the following securities as of March 31, 2001 and December 31, 2000 (in thousands):

	March 31, 2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Demand and money market instrument accounts	$53,187	$2	$(5)	$53,184
Corporate bonds and notes	59,381	426	(31)	59,776
United States government agency bonds	46,644	445	—	47,089
Foreign debt securities	3,075	35	—	3,110
Publicly traded equity securities	16,105	671	(412)	16,364

Total available-for-sale securities	178,392	1,579	(448)	179,523
Less amounts classified as cash and cash equivalents	(45,769)	—	—	(45,769)

Total short-term available-for-sale securities	$132,623	$1,579	$(448)	$133,754

Long-term:
Corporate bonds and notes	$9,600	$88	$(10)	$9,678
United States government agency bonds	51,282	—	(12)	51,270

Total long-term available-for-sale securities	$60,882	$88	$(22)	$60,948

	December 31, 2000
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Demand and money market instrument accounts	$98,909	$4	$(5)	$98,908
Corporate bonds and notes	72,943	126	(22)	73,047
United States government agency bonds	50,708	209	(29)	50,888
Foreign debt securities	7,175	6	—	7,181
Publicly traded equity securities	37,548	124	(26,780)	10,892

Total available-for-sale securities	267,283	469	(26,836)	240,916
Less amounts classified as cash and cash equivalents	(91,446)	(4)	5	(91,445)

Total short-term available-for-sale securities	$175,837	$465	$(26,831)	$149,471

Long-term:
Corporate bonds and notes	$16,051	$148	$—	$16,199
United States government agency bonds	5,876	74	—	5,950

Total long-term available-for-sale securities	$21,927	$222	$—	$22,149

    During the three months ended March 31, 2001, the Company wrote off a portion of its investments due to circumstances indicating that these assets were impaired and that the decline in value was other than temporary. Subsequently, on April 9, 2001, the Company announced that its Board of Directors had approved an Agreement of Merger and Plan of Liquidation and Dissolution with NBC. As a result of this announcement, the Company determined that it no longer had the intent to hold the remaining investments and, therefore, wrote down the cost basis of a majority of the investments remaining based on the Company's best estimate of fair market value. Write-downs of these investments totaled $191.9 million for the three months ended March 31, 2001. Included in the loss on investments is the write-down of the Company's investments in affiliated companies and CNBC.com of $88.2 million and $65.4 million, respectively. No such losses were recorded during the three months ended March 31, 2000.

3.  Impairment of long-lived assets

    Long-lived assets are comprised principally of fixed assets and goodwill and other intangible assets related to the Company's formation in November 1999 as well as acquisitions of other companies since that date. The Company determined that certain factors were present that were considered to be indicators of potential impairment including negative trends in revenue and operating results, continued weakening of the Internet advertising market, recent failures of Internet companies, conservative valuations by prospective merger candidates and significant devaluation of Internet companies. Furthermore, as discussed in Note 7, the Company decided to enter into a merger agreement and plan of liquidation with NBC and to scale back operations should the merger and the liquidation not be completed. As a result of all those factors, management concluded the carrying value of the Company's long-lived assets was impaired. The Company's projections indicated that estimated future cash flows would be negative and, accordingly, recorded a charge to write off substantially all of its long-lived assets during the three months ended March 31, 2001, as follows (in thousands):

Goodwill and other intangible assets	$1,532,562
Fixed assets	52,681

$1,585,243

    The Company recorded depreciation and amortization expense of $89.4 million and $73.1 million during the three months ended March 31, 2001 and 2000, respectively. As a result of the impairment charge, no amortization related to goodwill and other intangible assets will be recorded in future periods.

4.  Comprehensive income (loss)

    The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2001	2000
Net loss	$(1,915,137)	$(107,106)
Net unrealized gain on investments	1,525	14,971
Other, net	170	(41)

Comprehensive loss	$(1,913,442)	$(92,176)

5.  Related party transactions

Notes payable to NBC

    For the three months ended March 31, 2001 and 2000, interest expense recognized related to notes payable to NBC was $3.8 million and $3.7 million, respectively. As of March 31, 2001, the estimated aggregate fair value of these notes was $231.7 million.

Note receivable from NBC

    As of March 31, 2001 and 2000, the principal balance of the note receivable from NBC was $241.5 million and $320.8 million, respectively, and interest receivable was $1.1 million and $1.4 million, respectively. Interest receivable is included in other current assets in the accompanying balance sheets. For the three months ended March 31, 2001 and 2000, interest income earned from this note totaled $3.4 million and $4.5 million, respectively. As of March 31, 2001, the estimated fair value of this note was $239.4 million.

Advertising agreement with NBC

    For the three months ended March 31, 2001 and 2000, the Company incurred $18.8 million and $20.1 million, respectively, of promotional expense related to an agreement with NBC.

6.  Legal proceedings

    In April 2001, 13 complaints had been filed in the State of Delaware and two complaints had been filed in the State of California on behalf of a purported class of NBCi stockholders. These complaints name the Company, one or more current or former members of the Company's board of directors, NBC and/or General Electric Company (as the ultimate parent of NBC) as defendants and allege violations of the fiduciary duties of the Company's board of directors to its public stockholders in connection with the merger and the liquidation including the value of the merger consideration. The complaints seek, among other things, an injunction seeking to enjoin the merger and the liquidation and unspecified damages. The plaintiffs have made no attempt so far to pursue an immediate injunction through a temporary restraining order. The Company believes these lawsuits are without merit and intends to contest vigorously the allegations made in the complaints.

    In November 2000, NeoPlanet, Inc. filed a complaint against flyswat, Inc., a wholly-owned subsidiary of the Company, in an Arizona state court, alleging breach of a distribution agreement as well as various other related claims. NeoPlanet claimed damages of approximately $5.0 million. The Company filed a complaint in a California state court against NeoPlanet for breach of the distribution agreement and interference with prospective economic advantage. The Company is presently negotiating a confidential settlement with NeoPlanet that includes a payment from us to NeoPlanet. The Company intends to defend and pursue these matters vigorously. Based on information available to date, the Company does not believe the ultimate outcome of this matter will have a material effect on its financial position or results of operations.

    In July 2000, WebNext S.p.A. sent the Company a demand letter claiming that it had exercised a "put right" with respect to an internet site in Italy in which the Company owns a majority interest. The demand letter alleged that the value of the put was between $10.0 and $15.0 million. In addition, WebNext threatened to proceed to arbitration if this amount is not paid. In the Company's response to the demand letter, it denied the allegations for a number of reasons and expressed its view that the put right and the potential value associated with such right are indeterminable. The Company intends to defend this matter vigorously. The Company recently entered into a settlement and license agreement with WebNext under confidential terms.

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

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright related to specific images that a third party, Sprint Software Pty Ltd, had licensed to Xoom.com. Some clip art images that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product and licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. In August 1998, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Imageline, certain parties affiliated with Imageline, and Sprint regarding its licensees' alleged infringement of Imageline's copyright in certain clip art that it licensed from Sprint. The lawsuit seeks, among other relief, disclosure of information from Imageline concerning the alleged copyright infringement, a declaratory judgment concerning the validity and enforceability of Imageline's copyrights and copyright registrations, a declaratory judgment regarding damages, if any, owed by the Company to Imageline, and indemnification from Sprint for damages, if any, owed by the Company to Imageline. There is no contractual limitation on Sprint's indemnification. While the Company is seeking indemnification from Sprint for damages, if any, there can be no assurance that Sprint will be able to fulfill the indemnity obligations under its license agreements with the Company. In September 1998, Imageline filed a counterclaim, which Imageline amended in January 1999, seeking up to $60.0 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for summary judgment. In April 1999, the Court granted one of the Company's motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images. Currently, trial on Imageline's remaining count of false advertising is scheduled for April 2001. The Company believes its liability related to this matter ranges from $0 to $10.0 million; however, the Company believes it is unlikely that the liability will exceed $1.0 million. Accordingly, the Company reserved $1.0 million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. In April 2001, the Court granted summary judgment in the Company's favor on Imageline's final claim that remained before the Court.

    In February 2000, International Microcomputer Software, Inc., or IMSI, notified the Company that it intended to make a claim for indemnification pursuant to a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline against IMSI. The judgment resulted from an arbitration award pertaining to a contract between Imageline and IMSI. The Company has notified IMSI that it denies any duty to indemnify IMSI in connection with its contractual dispute with Imageline. In March 2001, IMSI, along with another licensee of Xoom.com's clip art, ArtToday.com, Inc., filed suit against the Company for indemnification of the $2.6 million judgment and related costs in California Superior Court. In May 2001, the Company filed a demurrer in response to this claim. Additional third parties may ask the Company to indemnify them in connection with disputes with Imageline. The Company intends to defend this matter vigorously. Based on information available to date, management does not believe that the ultimate outcome of these matters will have a material effect on our financial position, results of operations, or cash flows.

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

7.  Subsequent events

    On April 8, 2001, the Company entered into a Merger Agreement and Plan of Liquidation and Dissolution with NBC pursuant to which all of the holders of the Company's Class A common stock would receive $2.19 in cash for each share of their Class A common stock. All remaining assets and liabilities of the Company would be distributed to NBC in a liquidating distribution. Completion of the transactions contemplated by the merger agreement and plan of liquidation is subject to various approvals by the Company's stockholders, including the approval of holders of a majority of all shares of the Company's Class A common stock, excluding shares with respect to which NBC has the right to vote or direct the vote.

    Also on April 8, 2001, the Class A members of the Board of Directors acknowledged that in the absence of a business combination with NBC or another third party, a significant scale down of the Company's operations would be advisable. Management is currently developing plans to execute on this contingency and expects to ultimately record charges to operations, which are not estimable at this time, if such a scale-down becomes necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as forward-looking statements regarding expectations of future net revenue, cash balances, the sufficiency of our cash and marketable securities balances to meet our cash needs over the next twelve months, cash flows from operations, gross margins and improvement in operating loss and revenue, all of which are inherently difficult to predict. All statements other than statements of historical fact made are forward-looking. We generally use words such as "anticipates," "believes," "expects," "future," and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations for a variety of reasons, including the growth of our company, continued acceptance of the Internet as an advertising medium, ability to attract and retain advertising customers, maintenance of our website traffic, continuation of the Internet as a viable commercial marketplace, promotion and development of our online brand, NBCi.com, possible impairment of our long-lived assets, decrease in revenue, continued integration of our web properties, continuation of our strategic relationships with suppliers, customers and NBC, and meaningful protection of our intellectual property rights. Other risks and uncertainties include our limited operating history, anticipated losses, potential fluctuations in quarterly operating results, seasonality, consumer trends, competition, adverse consequences arising from system interruptions, risks associated with management of potential growth, and risks of new business areas, business combinations, strategic alliances and the economy in general. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in the Business section of our 2000 Annual Report filed on Form 10-K entitled "Certain Risk Factors That May Impact Future Operating Results," which, along with the following discussion, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

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

    We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will continue to incur net losses. The extent of these losses will depend, in part, on the amount of net revenue derived from advertising and e-commerce and our ability to achieve lower operating expense levels.

Recent events

    On April 8, 2001, we entered into a Merger Agreement and Plan of Liquidation and Dissolution with NBC pursuant to which all of the holders of our Class A common stock would receive $2.19 in cash for each share of their Class A common stock. All of our remaining assets and liabilities would be distributed to NBC in a liquidating distribution. Completion of the transactions contemplated by the merger agreement and plan of liquidation is subject to various approvals by our stockholders, including the approval of holders of a majority of all shares of our Class A common stock, excluding shares with respect to which NBC has the right to vote or may direct the vote.

    Also on April 8, 2001, the Class A members of our Board of Directors acknowledged that in the absence of a business combination with NBC or another third party, a significant scale down of our operations would be advisable. Management is currently developing plans to execute on this contingency and expects to ultimately record charges to operations, which are not estimable at this time, if such a scale-down becomes necessary.

    The factors that led to our decision to enter into the merger agreement and plan of liquidation with NBC, or to likely scale down operations in the absence of a business combination with NBC or another third party, include negative trends in revenue and operating results, continued weakening of the Internet advertising market, recent failures of Internet companies, lower valuations by prospective merger candidates and significant devaluation of the current trading prices for publicly-traded Internet companies, all of which management considered to be indicators that the carrying value of our long-lived assets may not be recoverable. Accordingly, we prepared projections that considered certain assumptions, including the following:

  •
  we would continue to focus on our portal business;

  •
  headcount levels would be adjusted somewhat, and grow more slowly in accordance with lowered expansion of our offerings;

  •
  we would continue to use our marketing budget and promotional air time on NBC's television properties;

  •
  we would sign new revenue and strategic partnering deals; and

  •
  we would continue to spend our capital budget to expand and improve our technology assets.

    Based on the above assumptions, we concluded that we would not achieve positive cash flows and, therefore, that the carrying value of our long-lived assets was considered impaired. As a result, we recorded a significant charge to write off substantially all of our long-lived assets during the three months ended March 31, 2001. Long-lived assets are comprised principally of fixed assets, investments, and goodwill and other intangible assets related to our formation in November 1999 as well as acquisitions of other companies since that date.

Results of operations

    Advertising revenue.  Advertising revenue, which includes revenue derived from the sale of promotional space on our online Internet properties and on-air mediums, including television and radio, totaled $13.2 million for the three months ended March 31, 2001, compared to $24.5 million for the three months ended March 31, 2000. This decrease in advertising revenue was primarily the result of the softening of the advertising market as a whole, which adversely affected the number of new customers we were able to acquire. Additionally, several of our long-term advertising contracts expired and we were unable to sign new customers to contracts with prices and terms similar to the contracts that expired.

    The percentage of total net revenue attributable to advertising revenue increased to 85.1% for the three months ended March 31, 2001 from 81.2% for the same period in 2000 due primarily to our discontinuance of product sales in February 2001.

    An aggregate of $3.9 million of revenue for the three months ended March 31, 2001 and $6.9 million for the three months ended March 31, 2000 was from non-cash transactions with strategic partners, in which we provide media and advertising services for equity. We also had revenue from the exchange of media and advertising services for advertising in other media of $1.1 million for the three months ended March 31, 2001, of which $381,000 was earned from CNBC.com, and $473,000 for the same period in 2000. In addition, we recognized approximately $762,000 for the three months ended March 31, 2001 and $722,000 for the three months ended March 31, 2000 in cash revenue from companies in which we have an equity investment.

    E-commerce revenue.  E-commerce revenue is generated by services provided by NBCi Direct, including online product sales and e-mail marketing campaigns. E-commerce revenue decreased to $2.3 million for the three months ended March 31, 2001 from $5.7 million for the three months ended March 31, 2000. The percentage of total net revenue derived from e-commerce sales decreased to 14.9% for the three months ended March 31, 2001 from 18.8% for the same period in 2000. These decreases in e-commerce revenue in absolute dollars and e-commerce revenue as a percent of total net revenue were a direct result of our decision to discontinue online product sales during February 2000.

    Cost of advertising revenue.  Cost of advertising revenue consists primarily of bandwidth and hosting charges related to the operation of our website, the cost of procuring content for our online properties, costs incurred in the procurement of on-air spots in television and radio that we resell, employee-related expenses, and depreciation. Cost of advertising revenue increased to $9.8 million for the three months ended March 31, 2001 from $7.1 million for the same period in 2000. This increase can be attributed primarily to an increase in bandwidth and hosting charges, quantity and total cost of content, and the number of employees needed to support our website.

    As a percentage of advertising revenue, cost of advertising revenue increased to 74.4% for the three months ended March 31, 2001 from 29.1% for the three months ended March 31, 2000. This increase was due primarily to the decrease in net revenue and an increase in the volume and breadth of content needed to support and populate our online properties and a large on-air contract that we entered into in June 2000 that had unfavorable terms.

    Cost of e-commerce revenue.  Cost of e-commerce revenue consists primarily of cost of merchandise sold to customers, product fulfillment fees, and outbound shipping and handling costs. Cost of e-commerce revenue decreased to $596,000 for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000. This decrease was attributable to the fact that the cost of product fulfillment makes up the majority of our cost and online product sales experienced a decrease in revenue from the prior year.

    As a percentage of e-commerce revenue, cost of e-commerce revenue decreased to 25.8% of e-commerce revenue for the three months ended March 31, 2001 from 49.3% for the same period in 2000. This decrease was due to online product sales, which have a lower gross margin, representing a lower percentage of our total e-commerce revenue in 2001 versus 2000. Revenue generated through our e-list and direct marketing services made up a larger portion of our e-commerce revenue in 2001 and have more favorable margins than online product sales.

    Operations and development expenses.  Operations and development expenses consist primarily of costs related to the enhancement and modification of our online properties, including payroll and other employee-related expenses for development and network operations personnel. Also included in operations and development expenses are depreciation, the costs of contract labor, and costs associated with new development operations to improve our online properties. Operations and development expenses decreased to $9.0 million for the three months ended March 31, 2001 from $11.1 for the three months ended March 31, 2000. This decrease was due primarily to the cost-cutting efforts that were undertaken during the first quarter of 2001, which lead to a decrease in employee-related and outside contracting expenses.

    Operations and development expenses increased as a percentage of net revenue to 58.3% for the three months ended March 31, 2001 from 36.7% for the same period ended March 31, 2000. This increase was the result of greater operations and development expenses required to run a full-service portal than our prior offering. In addition, we experienced a decrease in our revenue at a faster rate than our cost-cutting measures could offset.

    Sales and marketing expenses.  Sales and marketing expenses consist of payroll and related expenses for personnel engaged in sales and marketing activities, costs associated with directing traffic to our online properties from other websites, and advertising and promotional distribution expenditures. Sales and marketing expenses decreased to $12.2 million for the three months ended March 31, 2001 from $19.1 million for the three months ended March 31, 2000. This decrease was due primarily to cost-cutting efforts that were undertaken during the first quarter of 2001, which lead to a decrease in employee-related as well as in non-NBC advertising and promotional expenses.

    Sales and marketing expenses increased as a percentage of net revenue to 79.2% for the three months ended March 31, 2001 from 63.5% for the same period in 2000. This increase was due to primarily to our total net revenue decreasing at a faster rate than our sales and marketing expenses.

    General and administrative expenses.  General and administrative expenses consist primarily of payroll and related expenses for general corporate functions as well as outside legal and accounting services and facilities-related expenses. General and administrative expenses remained relatively consistent at $11.7 million for the three months ended March 31, 2001 and $11.9 million for the three months ended March 31, 2000. Payroll and other employee-related expenses decreased as a result of cost-cutting measures undertaken during the first quarter of 2001, however, these decreases were offset by an increase in facilities-related expenses as we moved into our new corporate headquarters during the third quarter of 2000.

    General and administrative expenses increased as a percentage of net revenue to 75.6% for the three months ended March 31, 2001 from 39.5% for the same in 2000. This increase was due primarily to our expenses remaining consistent while our net revenue decreased.

    Promotion and advertising provided by NBC.  Promotion and advertising provided by NBC consists of charges incurred in connection with an advertising agreement entered into with NBC upon consummation of the NBCi formation transactions in November 1999, pursuant to which we agreed to purchase advertising spots with an aggregate value of $405.0 million over a four-year period. We recorded $17.0 million in promotion and advertising expense related to NBC promotions for the three months ended March 31, 2001 and $19.7 million for the same period in 2000. This decrease was due to our total obligation to purchase advertising from NBC being lower during 2001 than during 2000. Included in cost of advertising revenue was $1.8 million for the three months ended March 31, 2001 and $395,000 for the three months ended March 31, 2000 representing additional amounts paid to NBC for the cost of on-air advertising that we sold to others.

    Amortization of deferred and other stock compensation.  We record deferred compensation charges to recognize the difference between the exercise price and the deemed fair value of stock options and restricted stock that we grant to certain key employees and employees of certain acquired companies. We amortize these amounts by charges to operations over the vesting periods of the individual equity instruments, which range from three months to four years. Amortization of deferred compensation totaled $1.7 million for the three months ended March 31, 2001 and $1.1 million for the same period in 2000. This increase was the result of the additional non-cash stock compensation charges related to the hiring of certain key executives on or about March 31, 2000. We began to amortize this deferred compensation during the three months ended June 30, 2000.

    Amortization of goodwill and other intangible assets.  Amortization of goodwill and other intangible assets totaled $79.0 million for the three months ended March 31, 2001 and $69.7 million for the same period in 2000. This increase was primarily the result of acquisitions completed during the three months ended June 30, 2000, including GlobalBrain.net and flyswat, which are being amortized over periods ranging from 24 to 60 months.

    Loss on impairment of long-lived assets.  In accordance with our accounting policy for long-lived assets, we considered whether any indicators of impairment were present for our long-lived assets. In connection with the announcement made in April 2001 regarding the potential transaction with NBC as well as other negative indicators present, we determined that the carrying value of our long-lived assets may not be recoverable. As a result, we wrote off a total of $1.6 billion of long-lived assets, including $1.5 billion of goodwill and other intangible assets and $52.7 million of fixed assets.

    Interest income.  Interest income represents interest we earned on our cash balances and marketable securities, as well as the interest earned on our $340.0 million note receivable from NBC. We earned $7.5 million of interest income for the three months ended March 31, 2001 and $9.1 million for the same period in the prior year. This decrease was due primarily to a decrease in our average cash balance from the first quarter of 2000 to the first quarter of 2001.

    Interest expense.  Interest expense represents interest charges related to notes payable and capital lease obligations, as well as the interest charges related to our two convertible notes payable to NBC, which have a total principal value of $370.0 million. We incurred $4.1 million of interest expense for the three months ended March 31, 2001 and $3.9 million for the same period in 2000. Interest expense remained constant from quarter to quarter as our notes payable and capital lease balances remained fairly consistent, as did our interest expense related to our notes payable to NBC, which totaled $3.8 million for the three months ended March 31, 2001 and $3.7 million for the same period in 2000.

    Loss on investments.  We recorded non-cash losses totaling $191.9 million during the three months ended March 31, 2001 related to write-downs of certain publicly and privately-held investments in equity securities as a result of decreases in fair value below our cost that we determined were other than temporary. Included in the loss on investments are write-downs, to the estimated fair value, related to our investments in affiliated companies and CNBC.com totaling $153.6 million. We did not record losses related to investments during the three months ended March 31, 2000.

    Equity in net loss of affiliated companies.  Equity in net loss of affiliated companies resulted from our minority ownership in certain investments that are accounted for under the equity method of accounting, which requires that our proportionate share of each affiliate's operating earnings (loss) be recorded in our statements of operations. During the three months ended March 31, 2001, we recorded $11.3 million of such losses. These losses resulted primarily from our investment in BigVine, which we made concurrently with the disposition of AllBusiness.com in November 2000. We did not have any investments under the equity method of accounting during the three months ended March 31, 2000.

    Cumulative effect of accounting change.  On January 1, 2001 upon the adoption of Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," or FAS 133, we recorded a loss of $4.7 million related to a cumulative effect of accounting change for certain of our common stock warrants that qualify as derivatives under FAS 133. FAS 133 requires that all derivative instruments be recorded on the consolidated balance sheets at their fair value and any increase or decrease in the fair value over the course of a reporting period be recorded in the statement of operations. During the three months ended March 31, 2001, the fair value of our derivative instruments decreased by $33,000. As FAS 133 was not required to be adopted until January 1, 2001, we did not record a similar amount during the three months ended March 31, 2000.

    Income taxes.  From inception through March 31, 2001, we incurred net losses for federal and state income tax purposes and have not recognized any income tax provision or benefit. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the related deferred income tax asset meets the recognition criteria required by generally accepted accounting principles. Accordingly, a full valuation allowance has been recorded.

Liquidity and capital resources

    To date, we have financed our operations primarily from proceeds received from the Xoom.com initial public offering in December 1998, Xoom.com's secondary offering in April 1999, and our secondary offering in February 2000, as well as proceeds from the issuance of 960,028 shares of common stock to NBC in July 1999.

    Operating activities.  Net cash used in operating activities was $45.9 million during the three months ended March 31, 2001 and $39.4 million for the three months ended March 31, 2000. Cash used in operating activities in the first quarter of 2001 was primarily the result of a net loss of $1.9 billion, decreases in accounts payable and accrued compensation and related expenses of $11.8 million, offset by non-cash charges including loss on impairment of long-lived assets of $1.6 billion, loss on equity investments of $191.9 million, depreciation and amortization of $89.4 million, and equity in the net loss of affiliated companies of $11.3 million. Cash used in operating activities in the first quarter of 2000 was primarily the result of the net loss of $107.1 million, an increase in accounts receivable of $8.7 million, decreases in accounts payable and accrued compensation and related expenses of $12.6 million, partially offset by depreciation and amortization of $73.1 million, and an increase in deferred revenue of $15.3 million due to the receipt of equity instruments in exchange for services to be performed.

    Investing activities.  Net cash used in investing activities was $19.7 million during the three months ended March 31, 2001 and $112.3 million during the three months ended March 31, 2000. Cash used in investing activities in the first quarter of 2001 was primarily a result of the purchase of short-term and long-term investments of $65.5 million, offset by the maturity of short-term and long-term investments of $48.3 million. Cash used in investing activities during the three months ended March 31, 2000 was primarily the result of the purchase of investments of $143.4 million and fixed asset additions of $12.1 million, partially offset by the maturity of investments of $40.5 million.

    Financing activities.  Net cash provided by financing activities was $19.9 million during the three months ended March 31, 2001 and $282.8 million during the three months ended March 31, 2000. Cash provided by financing activities in the first quarter of 2001 was primarily attributable to proceeds from our note receivable from NBC of $20.2 million. Cash provided by financing activities in the three months ended March 31, 2000 was primarily attributable to proceeds from our secondary stock offering of $280.1 million, proceeds from the exercise of stock options of $19.2 million, and proceeds from our note receivable from NBC of $19.2 million, partially offset by the repayment of notes payable of $35.7 million.

    As set forth in the consolidated statements of operations, we experienced net losses for the periods ended March 31, 2001 and 2000. We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us or at all.

Item 3. Quantitative and qualitative disclosures about market risk

    Our exposure to interest rate risk relates primarily to our portfolio of short- and long-term cash investments, our note receivable from NBC, our convertible note payable to NBC, and equity security prices.

Interest rate sensitivity

    We invest primarily in instruments issued by high quality financial institutions and companies including demand and money market instruments and debt issued by corporations. All of these investments have maturities of less than four years. Investments in fixed and floating rate interest earning instruments carry interest rate risk in that the fair value of fixed rate securities may be adversely impacted if interest rates rise while floating rate securities may produce less interest income if interest rates fall. A hypothetical 100 basis point increase in interest rates would result in an approximate $2.5 million decrease in the fair value of the Company's debt securities classified as available-for-sale.

    Because the interest rates on the note receivable from NBC and convertible note payable to NBC are fixed, an increase in interest rates causes the fair value of the note receivable to decline and the fair value of the convertible note payable to rise and a decrease in interest rates has the opposite effect. A hypothetical 100 basis point increase in interest rates would result in a $3.4 million decrease in the fair value of the note receivable from NBC and a $11.2 million decrease in the fair value of the note payable to NBC.

Equity security price risk

    We also invest in equity securities of publicly and privately-held companies, including preferred stock and warrants, for the promotion of business and strategic objectives. These investments are generally in companies in the Internet industry. These investments are accounted for using the cost method and are included in short-term or long-term investments, depending on whether there is a public market for the security and on Rule 144 restrictions regarding salability. For these investments, we periodically review operating performance, financing status, liquidity prospects, and cash flows in assessing carrying values. Impairment losses are recorded when events and circumstances indicate that such assets might be impaired and the decline in value is other than temporary. Such losses are included in loss on equity investments in the statement of operations. During the three months ended March 31, 2001, we realized losses totaling $191.9 million related to impairment of equity investments. A hypothetical 20% adverse change in the market prices of our salable public equity securities would result in an approximate $3.6 million decrease in the fair value of our portfolio as of March 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

    In April 2001, as a result of our announcement of our Agreement of Merger and Plan of Liquidation and Dissolution with NBC, 13 complaints had been filed against us in the Court of Chancery for the State of Delaware, New Castle County on behalf of a purported class of our stockholders. In addition, two complaints had been filed in the Superior Court for the State of California, County of San Francisco, on behalf of a purported class of our stockholders. These complaints name NBCi, one or more current or former members of our board of directors, NBC and/or General Electric Company (as the ultimate parent of NBC) as defendants and allege violations of the fiduciary duties of our board of directors to our public stockholders in connection with the merger and the liquidation including the value of the merger consideration. The complaints seek, among other things, an injunction seeking to enjoin the merger and the liquidation and unspecified damages. The plaintiffs have made no attempt so far to pursue an immediate injunction through a temporary restraining order. We intend to contest vigorously the allegations made in the complaints.

    In November 2000, NeoPlanet, Inc. filed a complaint against flyswat, Inc., our wholly-owned subsidiary, in an Arizona state court, alleging breach of a distribution agreement as well as various other related claims. NeoPlanet claimed damages of approximately $5.0 million. We filed a complaint in a California state court against NeoPlanet for breach of the distribution agreement and interference with prospective economic advantage. We are presently negotiating a confidential settlement with NeoPlanet that includes a payment from us to NeoPlanet. We intend to defend and pursue these matters vigorously. Based on information available to date, we do not believe the ultimate outcome of this matter will have a material effect on its financial position or results of operations.

    In July 2000, WebNext S.p.A. sent us a demand letter claiming that it had exercised a "put right" with respect to an internet site in Italy in which we own a majority interest. The demand letter alleged that the value of the put was between $10.0 and $15.0 million. In addition, WebNext threatened to proceed to arbitration if this amount is not paid. In our response to the demand letter, we denied the allegations for a number of reasons and expressed our view that the put right and the potential value associated with such right are indeterminable. We intend to defend this matter vigorously. We recently entered into a settlement and license agreement with WebNext under confidential terms.

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

    In January 1998, Xoom.com became aware that Imageline, Inc. claimed to own the copyright related to specific images that a third party, Sprint Software Pty Ltd, had licensed to Xoom.com. Some clip art images that Imageline alleged infringed Imageline's copyright were included by Xoom.com in versions of its Web Clip Empire product and licensed by Xoom.com to third parties, including other software clip publishers. Xoom.com's contracts with such publishers require it to indemnify the publisher if copyrighted material licensed from Xoom.com infringes a copyright. On August 27, 1998, we filed a lawsuit in the United States District Court for the Eastern District of Virginia against Imageline, certain parties affiliated with Imageline, and Sprint regarding our licensees' alleged infringement of Imageline's copyright in certain clip art that we licensed from Sprint. The lawsuit seeks, among other relief, disclosure of information from Imageline concerning the alleged copyright infringement, a declaratory judgment concerning the validity and enforceability of Imageline's copyrights and copyright registrations, a declaratory judgment regarding damages, if any, owed by us to Imageline, and indemnification from Sprint for damages, if any, owed by us to Imageline. There is no contractual limitation on Sprint's indemnification. While we are seeking indemnification from Sprint for damages, if any, there can be no assurance that Sprint will be able to fulfill the indemnity obligations under its license agreements with us. On September 17, 1998, Imageline filed a counterclaim, which Imageline amended in January 1999, seeking up to $60.0 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for summary judgment. On April 5, 1999, the Court granted one of our motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images. Currently, trial on Imageline's remaining count of false advertising is scheduled for April 24, 2001. We believe our liability related to this matter ranges from $0 to $10.0 million; however, we believe it is unlikely that the liability will exceed $1.0 million. Accordingly, we reserved $1.0 million for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. In April 2001, the Court granted summary judgment in our favor on Imageline's final claim that remained before the Court.

    In February 2000, International Microcomputer Software, Inc., or IMSI, notified us that it intended to make a claim for indemnification pursuant to a contract with Xoom.com in connection with a $2.6 million judgment entered in favor of Imageline against IMSI. The judgment resulted from an arbitration award pertaining to a contract between Imageline and IMSI. We have notified IMSI that we deny any duty to indemnify IMSI in connection with its contractual dispute with Imageline. In March 2001, IMSI, along with another licensee of Xoom.com's clip art, ArtToday.com, Inc., filed suit against us for indemnification of the $2.6 million judgment and related costs in California Superior Court. In May 2001, we filed a demurrer in response to this claim. Additional third parties may ask us to indemnify them in connection with disputes with Imageline. We intend to defend this matter vigorously. Based on information available to date, management does not believe that the ultimate outcome of these matters will have a material effect on our financial position, results of operations, or cash flows.

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

Item 6. Exhibits and reports on Form 8-K

  (a)
  Exhibits

      The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

  (b)
  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBC INTERNET, INC.
Date: May 15, 2001	By:
/s/ ANTHONY E. ALTIG Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
2.1	Agreement and Plan of Contribution and Merger dated as of May 9, 1999 by and among the Registrant, Xoom.com, Inc., CNET, Inc., Snap! LLC and Xenon 3, Inc.(1)
2.2	First Amendment to Agreement and Plan of Contribution and Merger dated as of October 20, 1999 by and among the Registrant, Xoom.com, Inc. CNET, Inc., Snap! LLC and Xenon 3, Inc.(1)
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
10.27	$39,477,953 Subordinated Zero Coupon Convertible Debenture due 2006(3)
10.28	$447,416,805 Subordinated Zero Coupon Convertible Debenture due 2006(3)
10.29	$340,000,000 Term Note(3)
10.30	Office Lease for 225 Bush Street, San Francisco, California between OAIC Bush Street, LLC and Xoom.com, Inc. dated August 13, 1999(1)
10.31	Letter Agreement by and between Xoom.com, Inc. and Edmond Sanctis, dated October 19, 1999(3)
10.32	Letter Agreement by and between Xoom.com, Inc. and Alan Braverman, dated November 12, 1999(3)
10.33	Letter Agreement by and between Xoom.com, Inc. and John McMenamin, dated November 17, 1999(3)
10.34	1999 Employee Stock Purchase Plan(3)
10.35	Employment Agreement by and between NBC Internet, Inc. and William Lansing, dated March 23, 2000(4)
10.36	2000 Non-Qualified Stock Option Plan and form stock option agreement(4)

10.37	Amendment to Employment Agreement by and between NBC Internet, Inc. and William Lansing, dated February 1, 2001(5)
10.38	Form of Severance Agreement(5)
21.1	Subsidiaries of the Registrant(3)

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

(5)
Incorporated by reference to the Registrants' Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

QuickLinks

NBC INTERNET, INC. TABLE OF CONTENTS
NBC INTERNET, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
NBC INTERNET, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
NBC INTERNET, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
NBC INTERNET, INC. SUPPLEMENTAL CASH FLOW INFORMATION (In thousands) (Unaudited)
NBC INTERNET, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and qualitative disclosures about market risk
PART II. OTHER INFORMATION
  Item 1. Legal proceedings
  Item 6. Exhibits and reports on Form 8-K
SIGNATURE
EXHIBIT INDEX