Form 10-Q/A
period 2001-03-31
NBC INTERNET INC
filed 2001-06-18
CIK 1089754

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

    This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2001. This Form 10-Q/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating the following items in their entirety.

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

6.  Legal proceedings

    As of June 11, 2001, 13 complaints have been filed in the Court of Chancery for the State of Delaware, New Castle County on behalf of a purported class of our stockholders. In addition, as of June 11, 2001, two complaints have been filed in the Superior Court for State of California County of San Francisco and one complaint has been filed in the New York Supreme Court for the County of New York, each on behalf of a purported class of NBCi stockholders. These complaints name the Company, one or more current or former members of the Company's board of directors, NBC and/or General Electric Company (as the ultimate parent of NBC) as defendants and allege violations of the fiduciary duties of the Company's board of directors to its public stockholders in connection with the merger and the liquidation including the value of the merger consideration. The complaints seek, among other things, an injunction of the merger and the liquidation and unspecified damages. The plaintiffs have made no attempt so far to pursue an immediate injunction through a temporary restraining order. The Company believes these lawsuits are without merit and intends to contest vigorously the allegations made in the complaints. Based on the information to date, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal proceedings

    As of June 11, 2001, 13 complaints have been filed in the Court of Chancery for the State of Delaware, New Castle County on behalf of a purported class of our stockholders. In addition, as of June 11, 2001, two complaints have been filed in the Superior Court for State of California County of San Francisco and one complaint has been filed in the New York Supreme Court for the County of New York, each on behalf of a purported class of NBCi stockholders. These complaints name the Company, one or more current or former members of the Company's board of directors, NBC and/or General Electric Company (as the ultimate parent of NBC) as defendants and allege violations of the fiduciary duties of the Company's board of directors to its public stockholders in connection with the merger and the liquidation including the value of the merger consideration. The complaints seek, among other things, an injunction of the merger and the liquidation and unspecified damages. The plaintiffs have made no attempt so far to pursue an immediate injunction through a temporary restraining order. The Company believes these lawsuits are without merit and intends to contest vigorously the allegations made in the complaints. Based on the information to date, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its financial position, results of operations or cash flows.

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

NBC INTERNET, INC.
Date: June 15, 2001	By:
/s/ ANTHONY E. ALTIG Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

EXPLANATORY NOTE
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
PART II. OTHER INFORMATION
  Item 1. Legal proceedings
SIGNATURE